Form 10-Q
period 1996-03-31
AMERICAN LEASING INVESTORS VIII-B L P
filed 1996-05-15
CIK 783270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-15801

                     AMERICAN LEASING INVESTORS VIII-B, L.P.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                                  13-327593
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]          No [   ]

================================================================================

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                           FORM 10-Q - MARCH 31, 1996


                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended
              March 31, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1996


         STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                                 BALANCE SHEETS

                                                           March 31,     December 31,
                                                             1996           1995
                                                          -----------    -----------
 ASSETS

     Leased equipment - net of accumulated depreciation
        of $5,104,388 and $4,961,865 ..................   $ 3,589,061    $ 3,731,584
     Cash and cash equivalents ........................       231,915        302,679
     Accounts receivable ..............................        12,435           --
     Other receivables and prepaid expenses ...........         1,497          1,834
                                                          -----------    -----------

                                                          $ 3,834,908    $ 4,036,097
                                                          ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Notes payable ....................................   $   600,139    $   791,382
     Accounts payable and accrued expenses ............        55,975         69,035
     Deferred income ..................................        49,800         49,800
     Due to affiliates ................................         4,025          5,746
     Accrued interest payable .........................         1,350          1,781
     Distributions payable ............................          --           41,297
                                                          -----------    -----------

            Total liabilities .........................       711,289        959,041
                                                          -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (20,442 units issued
        and outstanding) ..............................     3,193,603      3,147,506
     General partners' deficit ........................       (69,984)       (70,450)
                                                          -----------    -----------

        Total partners' equity ........................     3,123,619      3,077,056
                                                          -----------    -----------

                                                          $ 3,834,908    $ 4,036,097
                                                          ===========    ===========

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B L.P.

                            STATEMENTS OF OPERATIONS

                                                         For the three months ended
                                                                  March 31,
                                                         --------------------------
                                                              1996        1995
                                                            --------    --------
Revenues
  Rental ...............................................    $229,079    $226,144
  Other - principally interest .........................       3,500       7,824
                                                            --------    --------

                                                             232,579     233,968
                                                            --------    --------

Costs and expenses
  Depreciation .........................................     142,523     142,522
  General and administrative ...........................      22,676      28,401
  Interest .............................................      15,949      32,387
  Fees to affiliates ...................................       4,582       4,523
  Operating ............................................         286         416
                                                            --------    --------


                                                             186,016     208,249
                                                            --------    --------

Net income .............................................    $ 46,563    $ 25,719
                                                            ========    ========

Net income attributable to
  Limited partners .....................................    $ 46,097    $ 25,462
  General partners .....................................         466         257
                                                            --------    --------

                                                            $ 46,563    $ 25,719
                                                            ========    ========

Net income per unit of limited partnership interest
  (20,442 units outstanding) ...........................    $   2.26    $   1.25
                                                            ========    ========

See notes to financial statements

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          STATEMENT OF PARTNERS' EQUITY

                                           Limited       General        Total
                                          Partners'     Partners'      Partners'
                                           Equity        Deficit        Equity
                                         ----------    ----------     ----------
Balance, January 1, 1996 ............    $3,147,506    $  (70,450)    $3,077,056

Net income for the three months
     ended March 31, 1996 ...........        46,097           466         46,563
                                         ----------    ----------     ----------

Balance, March 31, 1996 .............    $3,193,603    $  (69,984)    $3,123,619
                                         ==========    ==========     ==========




See notes to financial statements

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                            STATEMENTS OF CASH FLOWS

                                                       For the three months ended
                                                               March 31,
                                                       --------------------------
                                                            1996        1995
                                                         ---------    ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ......................................   $  46,563    $  25,719
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation .............................     142,523      142,522
     Changes in assets and liabilities
        Accounts receivable ..........................     (12,435)       9,908
        Other receivables and prepaid expenses .......         337          416
        Accounts payable and accrued expenses ........     (13,060)       6,558
        Deferred income ..............................        --         49,800
        Due to affiliates ............................      (1,721)         188
        Accrued interest payable .....................        (431)     (12,186)
                                                         ---------    ---------
            Net cash provided by operating activities      161,776      222,925
                                                         ---------    ---------

Cash flows from financing activities
    Distributions to partners ........................     (41,297)        --
    Principal payments of notes payable ..............    (191,243)    (232,257)
                                                         ---------    ---------
            Net cash used in financing activities ....    (232,540)    (232,257)
                                                         ---------    ---------

Net decrease in cash and cash equivalents ............     (70,764)      (9,332)

Cash and cash equivalents, beginning of period .......     302,679      584,144
                                                         ---------    ---------

Cash and cash equivalents, end of period .............   $ 231,915    $ 574,812
                                                         =========    =========

Supplemental disclosure of cash flow information
     Interest paid ...................................   $  16,380    $  44,573
                                                         =========    =========


See notes to financial statements

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the American Leasing Investors VIII-B L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leased equipment

         The cost of leased equipment represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or net realizable value.

         Depreciation is computed using the straight-line method over the estimated useful lives of such assets (15 years for transportation equipment and 10 years for packaging line equipment).

         When equipment is sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a quarterly review of all equipment in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment may not be recoverable.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). CDG Associates was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford Management LLC ("Wexford").

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $6,000.

         The Partnership has a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $4,582 and $4,523 for the three months ended March 31, 1996 and 1995, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No partnership management fees were incurred for the three months ended March 31, 1996 and 1995.

         The general partners are entitled to 1% of distributable cash from operations and cash from sales and an allocation of 1% of taxable net income or loss of the Partnership.

         During the operating and sale stage of the Partnership, IREG may be entitled to receive certain other fees which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

         Upon the ultimate liquidation of the Partnership, the general partners may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit, which could result in distributions to the limited partners of less than their recorded equity.

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by Equipment Management.

4        EQUIPMENT SALE - 1995

         On September 21, 1993, Hawaiian Airlines, Inc. ("Hawaiian"), filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Hawaiian had leased two de Havilland DHC Dash 7 Series 102 aircraft (collectively the "Hawaiian Aircraft"), owned by the Partnership, pursuant to two separate leases (the "Hawaiian Leases"). The Hawaiian Aircraft were subject to nonrecourse financing (the "Hawaiian Loans") provided by an unaffiliated third party lender (the "Hawaiian Lender").

         Hawaiian had suffered significant financial difficulties since at least 1990, and, through April 1994 made rental payments that were less than the scheduled amounts due, based upon a series of proposed restructuring plans. Such reduced rental payments resulted in the Hawiian Loans being in default.

         Hawaiian emerged from bankruptcy on September 12, 1994, and on September 28, 1994, it returned the Hawaiian Aircraft, which had been retired from Hawaiian's fleet since April 18, 1994, to a designated agent of the Hawaiian Lender. In September 1994, the Hawaiian Aircraft were placed into storage in California at the Hawaiian Lender's expense.

         As a result of a variety of factors, the Partnership believed that there was a limited market for the Hawaiian Aircraft. Accordingly, the Partnership had determined that it would not make any payments to cure the defaults on the Hawaiian Loans. On August 3, 1995, the Hawaiian Lender foreclosed on the Hawaiian Aircraft and held an auction to offer the Hawaiian Aircraft for sale. As a result of the limited market and significant competition with respect to the Hawaiian Aircraft, the Hawaiian Lender was unsuccessful in its attempts to liquidate its security interest through a foreclosure sale. The Partnership no longer retains an interest in the Hawaiian Aircraft and in August 1995, the Partnership removed the net carrying value of the Hawaiian Aircraft of approximately $2,292,000 and the related nonrecourse notes and accrued interest payable of approximately $2,991,000, from its respective accounts.

         Both the Partnership and the Hawaiian Lender filed proofs of claim in the Hawaiian bankruptcy case. Because the Partnership's claims duplicated those of the Hawaiian Lender (since the Hawaiian Leases and all amounts thereunder were assigned to the Hawaiian Lender as collateral for the Hawaiian Loans) , the Partnership withdrew its claims and the Hawaiian Lender assumed the responsibility of pursuing its own claims against Hawaiian.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         As of March 31, 1996, the Partnership had operating reserves of approximately $184,000 which was comprised of undistributed cash from operations and sales of approximately $82,000 as well as the general working capital reserve of $102,000.

         The Partnership's remaining revenue generating assets are one British Aerospace Hawker Siddeley 125-800A aircraft (the "Hawker Aircraft") and certain packaging line equipment (the "Packaging Line Equipment"). The rents from the lease of the Hawker Aircraft are dedicated to the repayment of debt used to acquire such equipment and to pay operating expenses. Additionally, the rents related to the lease renewal of the Packaging Line Equipment are nominal. Consequently, the Partnership anticipates that cash distributions will not be significant until January 1997 when the remaining debt on the Hawker Aircraft is repaid. Quarterly cash from operations has reached minimal levels and the costs associated with making quarterly cash distributions remain fixed; therefore, the managing general partner of the Partnership has decided to discontinue quarterly cash distributions (except that it is anticipated that cash from sales will be distributed with respect to the quarter in which such sales are made) and instead make periodic cash distributions based upon the accumulation of cash in the Partnership. It is the Partnership's intention to maintain reserves (including the general working capital reserve) sufficient to support the Partnership's future obligations. The Partnership may, in the future, use certain of its reserves to upgrade its leased equipment in order to enhance its value.

         The Partnership had no outstanding material commitments for capital expenditures as of March 31, 1996.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

         Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1996 and 1995:

         (i) On September 21, 1993, Hawaiian Airlines, Inc. ("Hawaiian"), filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Hawaiian had leased two de Havilland DHC Dash 7 Series 102 aircraft (collectively the "Hawaiian Aircraft"), owned by the Partnership, pursuant to two separate leases (the "Hawaiian Leases"). The Hawaiian Aircraft were subject to nonrecourse financing (the "Hawaiian Loans") provided by an unaffiliated third party lender (the "Hawaiian Lender").

                  Hawaiian had suffered significant financial difficulties since at least 1990, and, through April 1994 made rental payments that were less than the scheduled amounts due, based upon a series of proposed restructuring plans. Such reduced rental payments resulted in the Hawiian Loans being in default.

                  Hawaiian emerged from bankruptcy on September 12, 1994, and on September 28, 1994, it returned the Hawaiian Aircraft, which had been retired from Hawaiian's fleet since April 18, 1994, to a designated agent of the Hawaiian Lender. In September 1994, the Hawaiian Aircraft were placed into storage in California at the Hawaiian Lender's expense.

                  As a result of a variety of factors, the Partnership believed that there was a limited market for the Hawaiian Aircraft. Accordingly, the Partnership had determined that it would not make any payments to cure the defaults on the Hawaiian Loans. On August 3, 1995, the Hawaiian Lender foreclosed on the Hawaiian Aircraft and held an auction to offer the Hawaiian Aircraft for sale. As a result of the limited market and significant competition with respect to the Hawaiian Aircraft, the Hawaiian Lender was unsuccessful in its attempts to liquidate its security interest through a foreclosure sale. The Partnership no longer retains an interest in the Hawaiian Aircraft and in August 1995, the Partnership removed the net carrying value of the Hawaiian Aircraft of approximately $2,292,000 and the related nonrecourse notes and accrued interest payable of approximately $2,991,000, from its respective accounts.

                  Both the Partnership and the Hawaiian Lender filed proofs of claim in the Hawaiian bankruptcy case. Because the Partnership's claims duplicated those of the Hawaiian Lender (since the Hawaiian Leases and all amounts thereunder were assigned to the Hawaiian Lender as collateral for the Hawaiian Loans) , the Partnership withdrew its claims and the Hawaiian Lender assumed the responsibility of pursuing its own claims against Hawaiian.

         (ii) In early July 1994, upon the receipt of the final rental installment on the Packaging Line Equipment, the associated nonrecourse debt was repaid. The lessee of the Packaging Line Equipment exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option at a fair market rental rate equal to approximately 42% of the original lease terms. The foregoing rate was not agreed upon until October 1995. The Partnership and the lessee are negotiating a further extension of the lease. With the Partnership's consent, the lessee is utilizing the Packaging Line Equipment during these negotiations. The Packaging Line Equipment had a net carrying value of approximately $133,000 at March 31, 1996.

         In April 1995, the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management"), and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by Equipment Management.

         Results of Operations

         Net income increased for the three months ended March 31, 1996 as compared to the net income for the three months ended March 31, 1995, primarily due to the decrease in expenses in the current period.

         Expenses decreased for the three months ended March 31, 1996 in comparison to the three months ended March 31, 1995 due to reduction in interest expense, due primarily to the continued reduction of the principal amount of outstanding indebtedness by the application of rental payments on leveraged transactions.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On September 21, 1993, Hawaiian Airlines, Inc. ("Hawaiian"), filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Hawaiian had leased two de Havilland DHC Dash 7 Series 102 aircraft (collectively the "Hawaiian Aircraft"), owned by the Partnership, pursuant to two separate leases (the "Hawaiian Leases"). The Hawaiian Aircraft were subject to nonrecourse financing (the "Hawaiian Loans") provided by an unaffiliated third party lender (the "Hawaiian Lender").

Hawaiian had suffered significant financial difficulties since at least 1990, and, through April 1994 made rental payments that were less than the scheduled amounts due, based upon a series of proposed restructuring plans. Such reduced rental payments resulted in the Hawiian Loans being in default.

Hawaiian emerged from bankruptcy on September 12, 1994, and on September 28, 1994, it returned the Hawaiian Aircraft, which had been retired from Hawaiian's fleet since April 18, 1994, to a designated agent of the Hawaiian Lender. In September 1994, the Hawaiian Aircraft were placed into storage in California at the Hawaiian Lender's expense.

As a result of a variety of factors, the Partnership believed that there was a limited market for the Hawaiian Aircraft. Accordingly, the Partnership had determined that it would not make any payments to cure the defaults on the Hawaiian Loans. On August 3, 1995, the Hawaiian Lender foreclosed on the
Hawaiian Aircraft and held an auction to offer the Hawaiian Aircraft for sale. As a result of the limited market and significant competition with respect to the Hawaiian Aircraft, the Hawaiian Lender was unsuccessful in its attempts to liquidate its security interest through a foreclosure sale. The Partnership no longer retains an interest in the Hawaiian Aircraft and in August 1995, the Partnership removed the net carrying value of the Hawaiian Aircraft of approximately $2,292,000 and the related nonrecourse notes and accrued interest payable of approximately $2,991,000, from its respective accounts.

Both the Partnership and the Hawaiian Lender filed proofs of claim in the Hawaiian bankruptcy case. Because the Partnership's claims duplicated those of the Hawaiian Lender (since the Hawaiian Leases and all amounts thereunder were assigned to the Hawaiian Lender as collateral for the Hawaiian Loans), the
Partnership withdrew its claims and the Hawaiian Lender assumed the responsibility of pursuing its own claims against Hawaiian.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
PART II - OTHER INFORMATION


(a)      Exhibits: None
(b)      Reports on form 8K: None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN LEASING INVESTORS VIII-B, L.P.
                         By:      ALI Equipment Management Corp.
                                  Managing General Partner



                         /s/      Douglas J. Lambert
                                  --------------------------------------------
                                  Douglas J. Lambert
                                  President (Principal Executive and Financial
                                   Officer)





















Date: May 15, 1996