Form 10-Q
period 1996-06-30
AMERICAN LEASING INVESTORS VIII-B L P
filed 1996-08-14
CIK 783270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission file number 0-15801

                     AMERICAN LEASING INVESTORS VIII-B, L.P.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                                  13-3275939
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

                    Yes    [ X ]          No [   ]

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                            FORM 10-Q - JUNE 30, 1996





                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and
              1995 and the six months ended June 30, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1996


         STATEMENTS OF CASH FLOWS - For the six months  ended June 30,  1996 and
              1995


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS


                                         AMERICAN LEASING INVESTORS VIII-B, L.P.

                                                     BALANCE SHEETS

                                                                                              June 30,               December 31,
                                                                                                1996                     1995
                                                                                            -----------              -----------

     Leased equipment - net of accumulated depreciation ........................            $ 3,446,540              $ 3,731,584
        of $5,246,909 and $4,961,865
     Cash and cash equivalents .................................................                217,793                  302,679
     Accounts receivable .......................................................                 24,871                     --
     Other receivables and prepaid expenses ....................................                  1,195                    1,834
                                                                                            -----------              -----------
                                                                                            $ 3,690,399              $ 4,036,097
                                                                                            ===========              ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Notes payable .............................................................            $   404,560              $   791,382
     Accounts payable and accrued expenses .....................................                 47,552                   69,035
     Deferred income ...........................................................                 49,800                   49,800
     Due to affiliates .........................................................                  4,025                    5,746
     Accrued interest payable ..................................................                    910                    1,781
     Distributions payable .....................................................                   --                     41,297
                                                                                            -----------              -----------
            Total liabilities ..................................................                506,847                  959,041
                                                                                            -----------              -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (20,442 units issued
        and outstanding) .......................................................              3,252,937                3,147,506
     General partners' deficit .................................................                (69,385)                 (70,450)
                                                                                            -----------              -----------
        Total partners' equity .................................................              3,183,552                3,077,056
                                                                                            -----------              -----------
                                                                                            $ 3,690,399              $ 4,036,097
                                                                                            ===========              ===========

See notes to financial statements.

                                         AMERICAN LEASING INVESTORS VIII-B, L.P.

                                                 STATEMENTS OF OPERATIONS

                                                                      For the three months ended           For the six months ended
                                                                               June 30,                            June 30,
                                                                      --------------------------          -------------------------
                                                                        1996              1995              1996              1995
                                                                      --------          --------          --------          --------
     Rental ................................................          $229,079          $226,143          $458,158          $452,287
     Other, principally interest ...........................             2,691             7,003             6,191            14,828
                                                                      --------          --------          --------          --------
                                                                       231,770           233,146           464,349           467,115
                                                                      --------          --------          --------          --------

Costs and expenses
     Depreciation ..........................................           142,521           142,522           285,044           285,044
     General and administrative ............................            12,893            27,306            35,569            55,707
     Interest ..............................................            11,603            28,414            27,552            60,801
     Fees to affiliates ....................................             4,581             4,523             9,163             9,046
     Operating .............................................               239               890               525             1,306
                                                                      --------          --------          --------          --------
                                                                       171,837           203,655           357,853           411,904
                                                                      --------          --------          --------          --------
Net income .................................................          $ 59,933          $ 29,491          $106,496          $ 55,211
                                                                      ========          ========          ========          ========

Net income attributable to
     Limited partners ......................................          $ 59,334          $ 29,196          $105,431          $ 54,659
     General partners ......................................               599               295             1,065               552
                                                                      --------          --------          --------          --------
                                                                      $ 59,933          $ 29,491          $106,496          $ 55,211
                                                                      ========          ========          ========          ========

Net income per unit of limited partnership
     interest (20,442 units outstanding) ...................          $   2.90          $   1.43          $   5.16          $   2.67
                                                                      ========          ========          ========          ========

See notes to financial statements.

                                         AMERICAN LEASING INVESTORS VIII-B, L.P.

                                              STATEMENT OF PARTNERS' EQUITY

                                                                           Limited                 General                  Total
                                                                          Partners'               Partners'                Partners'
                                                                           Equity                  Deficit                  Equity
                                                                         ----------              ----------               ----------
Balance, January 1, 1996 ..................................              $3,147,506              $  (70,450)              $3,077,056

Net income for the six months
     ended June 30, 1996 ..................................                 105,431                   1,065                  106,496
                                                                         ----------              ----------               ----------

Balance, June 30, 1996 ....................................              $3,252,937              $  (69,385)              $3,183,552
                                                                         ==========              ==========               ==========

See notes to financial statements.

                                         AMERICAN LEASING INVESTORS VIII-B, L.P.

                                                STATEMENTS OF CASH FLOWS

                                                                                                 For the six months ended
                                                                                                         June 30,
                                                                                            ---------------------------------
                                                                                               1996                    1995
                                                                                            ---------               ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ................................................................            $ 106,496               $  55,211
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation .......................................................              285,044                 285,044
     Changes in assets and liabilities
        Accounts receivable ....................................................              (24,871)                    408
        Other receivables and prepaid expenses .................................                  639                     672
        Accounts payable and accrued expenses ..................................              (21,483)                (15,703)
        Deferred income ........................................................                 --                    52,807
        Due to affiliates ......................................................               (1,721)                    378
        Accrued interest payable ...............................................                 (871)                   --
                                                                                            ---------               ---------
            Net cash provided by operating activities
                                                                                              343,233                 378,817
                                                                                            ---------               ---------

Cash flows from investing activities
     Other non-operating payments ..............................................                 --                      (800)
                                                                                            ---------               ---------

Cash flows from financing activities
     Distributions to partners .................................................              (41,297)               (103,242)
     Principal payments of notes payable .......................................             (386,822)               (411,063)
                                                                                            ---------               ---------
            Net cash used in financing activities ..............................             (428,119)               (514,305)
                                                                                            ---------               ---------

Net decrease in cash and cash equivalents ......................................              (84,886)               (136,288)

Cash and cash equivalents, beginning of period .................................              302,679                 584,144
                                                                                            ---------               ---------
Cash and cash equivalents, end of period .......................................            $ 217,793               $ 447,856
                                                                                            =========               =========

Supplemental disclosure of cash flow information
     Interest paid .............................................................            $  28,423               $  73,389
                                                                                            =========               =========

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the American Leasing Investors VIII-B, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $12,241.

         The Partnership has a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $9,163 and $9,046 for the six months ended June 30, 1996 and 1995, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No partnership management fees were incurred for the six months ended June 30, 1996 and 1995.

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

         Upon the ultimate liquidation of the Partnership,  the general partners

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit, which could result in distributions to the limited partners of less than their recorded equity.

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

         Hawaiian had suffered significant financial difficulties since at least 1990, and, through April 1994 made rental payments that were less than the scheduled amounts due, based upon a series of proposed restructuring plans. Such reduced rental payments resulted in the Hawaiian loans being in default. As a result of a variety of factors, the Partnership believed that there was a limited market for the Hawaiian Aircraft. Accordingly, the Partnership had determined that it would not make any payments to cure the defaults on the Hawaiian Loans.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         As of June 30, 1996, the Partnership had operating reserves of approximately $191,000 which was comprised of undistributed cash from operations and sales of approximately $89,000 as well as the general working capital reserve of $102,200.

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

         The Partnership had no outstanding material commitments for capital expenditures as of June 30, 1996.

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

                  Hawaiian had suffered significant financial difficulties since at least 1990, and, through April 1994 made rental payments that were less than the scheduled amounts due, based upon a series of proposed restructuring plans. Such reduced rental payments resulted in the Hawaiian loans being in default. As a result of a variety of factors, the Partnership believed that there was a limited market for the Hawaiian Aircraft. Accordingly, the Partnership had determined that it would not make any payments to cure the defaults on the Hawaiian Loans.

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

                  (ii) In early July 1994, upon the receipt of the final rental installment on the Packaging Line Equipment, the associated nonrecourse debt was repaid. The lessee of the Packaging Line Equipment exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option at a fair market rental rate equal to approximately 42% of the original lease terms. The foregoing rate was not agreed upon until October 1995. The Partnership and the lessee are negotiating a further extension of the lease. With the Partnership's consent, the lessee is utilizing the Packaging Line Equipment during these negotiations. The Packaging Line Equipment had a net carrying value of approximately $115,000 at June 30, 1996.

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

         Results of Operations

         Net income increased for the quarter and six months ended June 30, 1996 as compared to the net income for the quarter and six months ended June 30, 1995, primarily due to the decrease in expenses in the current periods.

         Revenues decreased slightly for the quarter and six months ended June 30, 1996 as compared to the respective prior year periods due to lower balances available for investment in the 1996 periods.

         Expenses decreased for the quarter and six months ended June 30, 1996 in comparison to the corresponding periods ended June 30, 1995 due to reduction in interest expense, due primarily to the continued reduction of the principal amount of outstanding indebtedness by the application of rental payments on leveraged transactions, as well as a decrease in general and administrative expenses.

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

Hawaiian had suffered significant financial difficulties since at least 1990, and, through April 1994 made rental payments that were less than the scheduled amounts due, based upon a series of proposed restructuring plans. Such reduced rental payments resulted in the Hawaiian loans being in default.

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


                                         AMERICAN LEASING INVESTORS VIII-B, L.P.
                                By:      ALI Equipment Management Corp.
                                         Managing General Partner



                                /s/      Douglas J. Lambert
                                         ------------------
                                         Douglas J. Lambert
                                         President (Principal Executive and
                                         Financial Officer)

























Date: August 13, 1996