Form 10-Q
period 1996-09-30
AMERICAN LEASING INVESTORS VIII-B L P
filed 1996-11-14
CIK 783270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                    Yes    [ X ]          No [   ]

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                         FORM 10-Q - SEPTEMBER 30, 1996





                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

        BALANCE SHEETS - September 30, 1996 and December 31, 1995


        STATEMENTS OF OPERATIONS - For the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995


        STATEMENT OF PARTNERS' EQUITY - For the nine months ended
           September 30, 1996


        STATEMENTS OF CASH FLOWS - For the nine months ended
           September 30, 1996 and 1995


        NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                                 BALANCE SHEETS

                                                         September 30,   December 31,
                                                              1996           1995
                                                          -----------    -----------
ASSETS

     Leased equipment - net of accumulated depreciation
        of $5,389,432 and $4,961,865 ..................   $ 3,304,017    $ 3,731,584
     Cash and cash equivalents ........................       209,231        302,679
     Accounts receivable ..............................        37,306           --
     Other receivables and prepaid expenses ...........         1,118          1,834
                                                          -----------    -----------

                                                          $ 3,551,672    $ 4,036,097
                                                          ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Notes payable ....................................   $   204,547    $   791,382
     Accounts payable and accrued expenses ............        50,072         69,035
     Deferred income ..................................        49,800         49,800
     Due to affiliates ................................         4,025          5,746
     Accrued interest payable .........................           460          1,781
     Distributions payable ............................          --           41,297
                                                          -----------    -----------

            Total liabilities .........................       308,904        959,041
                                                          -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (20,442 units issued
        and outstanding) ..............................     3,311,561      3,147,506
     General partners' deficit ........................       (68,793)       (70,450)
                                                          -----------    -----------

        Total partners' equity ........................     3,242,768      3,077,056
                                                          -----------    -----------

                                                          $ 3,551,672    $ 4,036,097
                                                          ===========    ===========

See notes to financial statements.

                                               AMERICAN LEASING INVESTORS VIII-B, L.P.

                                                      STATEMENTS OF OPERATIONS


                                                                      For the three months ended          For the nine months ended
                                                                             September 30,                       September 30,
                                                                      --------------------------          --------------------------
                                                                        1996              1995              1996              1995
                                                                      --------          --------          --------          --------
Revenues
     Rental ................................................          $229,080          $243,739          $687,238          $696,026
     Other, principally interest ...........................             2,775             6,026             8,966            20,854
                                                                      --------          --------          --------          --------

                                                                       231,855           249,765           696,204           716,880
                                                                      --------          --------          --------          --------
Costs and expenses
     Depreciation ..........................................           142,523           142,523           427,567           427,567
     General and administrative ............................            18,237            12,229            53,806            67,936
     Interest ..............................................             7,160            24,352            34,712            85,153
     Fees to affiliates ....................................             4,582             4,875            13,745            13,921
     Operating .............................................               137             1,802               662             3,108
                                                                      --------          --------          --------          --------

                                                                       172,639           185,781           530,492           597,685
                                                                      --------          --------          --------          --------

                                                                        59,216            63,984           165,712           119,195

Gain on disposition of equipment, net ......................              --             736,487              --             736,487
                                                                      --------          --------          --------          --------

Net income .................................................          $ 59,216          $800,471          $165,712          $855,682
                                                                      ========          ========          ========          ========
Net income attributable to
     Limited partners ......................................          $ 58,624          $792,466          $164,055          $847,125
     General partners ......................................               592             8,005             1,657             8,557
                                                                      --------          --------          --------          --------

                                                                      $ 59,216          $800,471          $165,712          $855,682
                                                                      ========          ========          ========          ========
Net income per unit of limited partnership
     interest (20,442 units outstanding) ...................          $   2.87          $  38.77          $   8.03          $  41.44
                                                                      ========          ========          ========          ========

See notes to financial statements.

                                               AMERICAN LEASING INVESTORS VIII-B, L.P.

                                                    STATEMENT OF PARTNERS' EQUITY




                                                                          Limited                 General                   Total
                                                                          Partners'              Partners'                Partners'
                                                                           Equity                 Deficit                   Equity
                                                                         ----------              ----------               ----------
Balance, January 1, 1996 ..................................              $3,147,506              $  (70,450)              $3,077,056

Net income for the nine months
     ended September 30, 1996 .............................                 164,055                   1,657                  165,712
                                                                         ----------              ----------               ----------

Balance, September 30, 1996 ...............................              $3,311,561              $  (68,793)              $3,242,768
                                                                         ==========              ==========               ==========



See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                            STATEMENTS OF CASH FLOWS

                                                        For the nine months ended
                                                              September 30,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ......................................   $ 165,712    $ 855,682
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation .............................     427,567      427,567
            Gain on disposition of equipment, net ....        --       (736,487)
     Changes in assets and liabilities
        Accounts receivable ..........................     (37,306)     (26,687)
        Other receivables and prepaid expenses .......         716        3,650
        Accounts payable and accrued expenses ........     (18,963)     (21,836)
        Deferred income ..............................        --         49,800
        Due to affiliates ............................      (1,721)         920
        Accrued interest payable .....................      (1,321)        --
                                                         ---------    ---------

            Net cash provided by operating activities      534,684      552,609
                                                         ---------    ---------

Cash flows from investing activities
     Other non-operating receipts ....................        --         33,486
                                                         ---------    ---------

Cash flows from financing activities
     Distributions to partners .......................     (41,297)    (103,242)
     Principal payments of notes payable .............    (586,835)    (593,923)
                                                         ---------    ---------

            Net cash used in financing activities ....    (628,132)    (697,165)
                                                         ---------    ---------

Net decrease in cash and cash equivalents ............     (93,448)    (111,070)

Cash and cash equivalents, beginning of period .......     302,679      584,144
                                                         ---------    ---------

Cash and cash equivalents, end of period .............   $ 209,231    $ 473,074
                                                         =========    =========

Supplemental disclosure of cash flow information
     Interest paid ...................................   $  36,033    $  98,153
                                                         =========    =========

See motes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the American Leasing Investors VIII-B, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. During the nine months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $18,391.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. including its interests in Equipment Management, the Corporate General Partner and IREG, through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $13,745 and $13,921 for the nine months ended September 30, 1996 and 1995, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No partnership management fees were incurred for the nine months ended September 30, 1996 and 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

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

4        EQUIPMENT SALE - 1995 (continued)

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         As of September 30, 1996, the Partnership had operating reserves of approximately $197,000 which was comprised of undistributed cash from operations and sales of approximately $94,800 as well as the general working capital reserve of $102,200.

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

         The Partnership had no outstanding material commitments for capital expenditures as of September 30, 1996.

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

         Results of Operations

         Net income decreased for the quarter and nine months ended September 30, 1996 as compared to the net income for the quarter and nine months ended September 30, 1995, primarily due to the recognition of a gain on disposition of equipment in the 1995 periods. No gain was recognized in the 1996 periods.

         Revenues decreased for the quarter and nine months ended September 30, 1996 as compared to the respective prior year periods due to the lease renewal in October 1995 of the Packaging Line Equipment at a lower lease rate and lower balances available for investment in the 1996 periods.

         Expenses decreased for the quarter and nine months ended September 30, 1996 in comparison to the corresponding periods ended September 30, 1995 due to reduction in interest expense, due primarily to the continued reduction of the principal amount of outstanding indebtedness by the application of rental payments on leveraged transactions.

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


                                  AMERICAN LEASING INVESTORS VIII-B, L.P.
                         By:      ALI Equipment Management Corp.
                                  Managing General Partner



                         /s/      Douglas J. Lambert
                                  ----------------------------------------------
                                  Douglas J. Lambert
                                  President (Principal Executive and Financial
                                    Officer)






Date: November 12, 1996