Form 10-K
period 1996-12-31
AMERICAN LEASING INVESTORS VIII-B L P
filed 1997-03-28
CIK 783270

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
December 31, 1996                                                Number 0-15801

                     AMERICAN LEASING INVESTORS VIII-B, L.P.
             (Exact name of Registrant as specified in its charter)

       Delaware                                             13-3275939
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)

411 West Putnam Avenue, Greenwich, CT                          06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including
area code                                                  203-862-7000

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

              UNITS OF LIMITED PARTNERSHIP INTEREST, $500 PER UNIT

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            YES    [ X ]           NO     [   ]

         There  is  no  public  market  for  the  Limited   Partnership   Units.
Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

                       Documents Incorporated by Reference

                                                Location in Form 10-K in Which
        Document                                Document is Incorporated

Registrant's Prospectus, dated                            Part IV
March 26, 1986 as supplemented on
November 11, 1986                                    Exhibit Index:  page IV-1

PART I

Item 1.          Business


General

Registrant was formed on November 6, 1985 under the Delaware Revised Uniform Limited Partnership Act with ALI Equipment Management Corp. (the "Managing General Partner"), ALI Capital Corp. (the "Corporate General Partner"), and CDG Associates (the "Associate General Partner"), as general partners. The Associate General Partner, the Managing General Partner and the Corporate General Partner, are collectively referred to herein as the "General Partners."

Through November 2, 1994, the Managing General Partner and the Corporate General Partner were wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Managing General Partner and the Corporate General Partner was purchased by Presidio Capital Corp. ("Presidio"). Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of the Managing General Partner, the Corporate General Partner and the Associate General Partner. As of February 28, 1995, Presidio Boram Corp. a subsidiary of Presidio, replaced CDG Associates as the Associate General Partner.

Registrant currently owns one (1) British Aerospace HS 125-800A aircraft (the "DuPont Aircraft") which had been leased to a third party pursuant to a full payout lease through January 31, 1997 and certain packaging lines equipment leased to a third party. Registrant does not engage in any other business or any foreign operation and thus a presentation of information about industry segments or geographic areas is not relevant. Registrant is actively seeking sales opportunities with respect to its remaining assets.

In an offering which terminated on December 12, 1986, Registrant sold 20,440 units of limited partnership interest (the "Units") for gross proceeds aggregating $10,220,000. As of December 31, 1987, substantially all of the net proceeds available for investment had been invested in equipment.

During the fiscal years ended December 31, 1996, 1995 and 1994, the leasing of transportation equipment constituted approximately 95%, 94% and 95% of Registrant's rental revenues and the leasing of photocopying, telephone and telecommunications and packaging line equipment constituted approximately 5%, 6% and 5% of Registrant's rental revenues.

Registrant's rental revenues were derived primarily from lease payments from lessees of its equipment. None of such lessees are affiliated with Registrant. During the fiscal year ended December 31, 1996 (the "1996 Period"), lease payments from the following lessee was the source of 10 percent or more of Registrant's gross rental revenues: E.I. DuPont de Nemours and Co. ("DuPont") (95%) with respect to the DuPont Aircraft. The lease of the DuPont Aircraft expired on January 21, 1997 in accordance with its original terms. The associated debt was repaid upon the receipt of the final rental installment. The lessee continued to utilize the DuPont Aircraft until January 31, 1997 at which time the DuPont Aircraft was made available for return inspection effective January 31, 1997.

In early July 1994, upon the receipt of the final rental installment, the original lease of certain packaging line equipment (the "Packaging Line Equipment") was scheduled to expire. In addition, the associated nonrecourse debt was repaid upon the receipt of the final rental installment. The lessee exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option, at a fair market rental rate equal to approximately 42% of the original rent. The foregoing rate was not agreed upon until October 1995. The Registrant and the lessee are negotiating a further extension of the lease or possible sale of the Packaging Line Equipment. The lessee is utilizing the Packaging Line Equipment during these negotiations.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplemental Data," for further information.

Competition

Registrant's remaining assets in its portfolio are the DuPont Aircraft and the Packaging Line Equipment. The DuPont Aircraft was made available for return inspection on January 31, 1997. Registrant is actively seeking sales opportunities with respect to the DuPont Aircraft and the Packaging Line Equipment. The aircraft industry is highly competitive and realizable values from the sale of an aircraft vary considerably, depending upon the type of aircraft, its condition, the number of such aircraft available for sale, and the nature of the prospective user. Registrant is encountering competition in attempting to sell the DuPont Aircraft because of the availability of other aircraft with longer range capabilities.

Employees

Registrant does not have any employees. Wexford currently performs accounting, secretarial, transfer and administrative services for Registrant. Wexford also performs similar services for other affiliates of the Managing General Partner. Integrated Resources Equipment Group, Inc. ("IREG"), which, as a result of the Acquisition became an indirect subsidiary of Presidio, manages Registrant's equipment portfolio pursuant to a Management Agreement. See Item 10, "Directors and Executive Officers of Registrant," Item 11, "Executive Compensation," and
Item 13, "Certain Relationships and Related Transactions."

In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to Registrant as well as to certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by the Managing General Partner.

Item 2.          Properties

The following table sets forth, as of March 1, 1997, the interest held by Registrant in the equipment.

Type of Equipment                                Date of Purchase      Type of Ownership or Interest
---------------------------------------------------------------------- ----------------------------------------
Packaging Line Equipment (1)                     December 17, 1986     Full ownership, not subject to any lien.
---------------------------------------------------------------------- ----------------------------------------
One British Aerospace HS 125-800A Aircraft (2)   October 10, 1986      Full ownership, not subject to any lien.
---------------------------------------------------------------------- ----------------------------------------

(1)      See  Item 1,  "Business,"  and  Item 7,  "Management's  Discussion  and
         Analysis  of  Financial   Condition  and  Results  of  Operations"  for
         additional information.

(2) Lease relating to such equipment with an unaffiliated third party expired on January 21, 1997. Lessee continued to utilize the equipment through January 31, 1997 on a daily per diem basis, at which time the aircraft was made available for return inspection. Upon the lessee's satisfactory compliance of the return conditions, the aircraft will be returned to the Registrant.

Item 3.          Legal Proceedings

None.



Item 4.          Submission of Matters to a Vote of Security Holders

None.
PART II


Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters

There is no developed public market for the Units of Registrant.

As of March 1, 1997, there were approximately 900 record holders of Units of Registrant, owning an aggregate of 20,442 Units.

During  the  past  two  fiscal  years,   Registrant   made  the  following  cash
distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

    Distribution with             Amount of Distribution Per Unit
    Respect to Quarter Ended
    ---------------------------  ----------------------------------
                                        1996             1995
    ---------------------------  ----------------------------------
    March 31                     $       -       $       5.00 (1)
    ---------------------------  ----------------------------------
    June 30                      $       -       $       -
    ---------------------------  ----------------------------------
    September 30                 $       -       $      10.00 (2)
    ---------------------------  ----------------------------------
    December 31                  $       -       $       2.00 (1)
    ---------------------------  ----------------------------------

(1) The amounts listed represent distributions of cash from operations and cash from sales generated in the respective period as well as in prior periods.

(2)      Represents   cash  available  from  the  foreclosure  of  the  Hawaiian
         Aircraft.

Registrant's remaining revenue generating asset is the Packaging Line Equipment. The lessee of the Packaging Line Equipment exercised its right to renew the lease through December 1995 in accordance with its "Fair Market Rental Value" renewal option at a fair market rate equal to approximately 42% of the original rent. The foregoing rate was not agreed upon until October 1995. The Registrant and the lessee are negotiating a further extension of the lease or possible sale of the Packaging Line Equipment. The lessee is utilizing the Packaging Line Equipment during these negotiations.

Registrant's quarterly cash from operations reached minimal levels at the end of the 1995 Period and the costs associated with making quarterly cash distributions remain fixed; therefore, the Managing General Partner has decided to discontinue quarterly cash distributions (except that it is anticipated that cash from sales will be distributed with respect to the quarter in which such sales are made) and instead make periodic cash distributions based upon the accumulation of cash by Registrant. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information relating to Registrant's ability to make future cash distributions.

Item 6.          Selected Financial Data

                                                               Year ended December 31,
                                -------------------------------------------------------------------------------------
                                    1996              1995              1994               1993               1992
                                -----------       -----------       -----------        -----------        -----------
Revenues (1) ............       $   927,775       $   947,892       $ 1,454,168        $ 2,365,043        $ 2,577,431
Net Income (Loss) (1) (2)       $   238,389       $   886,943       $  (101,662)       $  (129,467)       $(1,645,640)
Net Income (Loss)
  Per Unit ..............       $     11.55       $     42.95       $     (4.92)       $     (6.27)       $    (79.70)
Distribution Per Unit ...       $      --         $     17.00       $     10.00        $     29.00        $     20.00
Total Assets ............       $ 3,413,378       $ 4,036,097       $ 7,220,488        $ 8,418,078        $ 9,932,842
Long-Term Obligations ...       $      --         $   791,382       $ 4,268,227        $ 5,163,456        $ 6,012,978
Total Partners' Equity ..       $ 3,315,445       $ 3,077,056       $ 2,541,133        $ 2,849,280        $ 3,577,553


(1) Not included in revenues are gains from the disposition of equipment of $736,487, $4,730, $18,908 and $24,394 for the years ended December 31,
         1995, 1994, 1993 and 1992, respectively. Such gains are included in Net
         Income (Loss).

(2) Registrant provided allowances for equipment impairment of $1,129,000 to reflect the loss in value of equipment for the year ended December
         31, 1992. Such amount included an allowance with respect to certain trailers ($136,000) and the Hawaiian Aircraft ($993,000).

See Item 8, "Financial Statements and Supplemental Data" and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of certain dispositions of equipment which may cause the data reflected herein not to be indicative of Registrant's future financial condition or results of operations.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant did not declare any cash distribution for the year ended December 31, 1996. As of December 31, 1996, approximately 38% of Registrant's equipment, on an original cost basis, remained in its portfolio and included the Packaging Line Equipment (4%) and the DuPont Aircraft (34.7%). As of December 31, 1996, Registrant had operating reserves of approximately $207,750 (or approximately $10.06 per Unit), which was comprised of undistributed cash from operations and sales of approximately $105,550, as well as the original working capital of $102,200 (1% of original offering proceeds).

Set forth below is a description of various transactions which have impacted the liquidity of Registrant during 1995 and 1996:

         i) On December 21, 1996, the debt associated with the lease of the DuPont Aircraft was repaid upon the receipt of the final rental installment. On January 21, 1997, the lease of the DuPont Aircraft expired in accordance with its terms; however, the lessee continued to utilize the DuPont Aircraft on a per diem basis through January 31, 1997. The DuPont Aircraft was made available for return inspection effective January 31, 1997. Registrant is actively seeking sales opportunities with respect to the DuPont Aircraft.

         ii) In early July 1994, upon the receipt of the final rental installment during the initial lease term associated with the Packaging Line Equipment, the associated nonrecourse debt was repaid. The lessee of the Packaging Line Equipment exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option at a fair market rental rate equal to approximately 42% of the original rent. The foregoing rate was not agreed upon until October, 1995. The Registrant and the lessee are negotiating a further extension of the lease or possible sale of the Packaging Line Equipment. The lessee is utilizing the
                  Packaging Line Equipment during these negotiations. The Packaging Line Equipment had a net carrying value of approximately $78,259 at December 31, 1996.

Registrant's remaining revenue generating asset is the Packaging Line Equipment. The rents related to the leasing of the Packaging Line Equipment are minimal. The Managing General Partner has decided to discontinue quarterly cash distributions (except that it is anticipated that cash from sales will be distributed with respect to the quarter in which such sales are made) and instead make periodic cash distributions based upon the accumulation of cash by Registrant. It is Registrant's intention to maintain reserves (including the original working capital reserve) sufficient to support Registrant's future obligations. Registrant may, in the future, use certain of its reserves to upgrade its leased equipment including the DuPont Aircraft in order to enhance its value.

Upon the consummation of a sale of its remaining assets, Registrant will have completed the liquidation of its equipment portfolio. The Managing General Partner will then prepare a final accounting of Registrant's assets and liabilities, commence the dissolution and termination of Registrant and make a final distribution to partners.

At the present time, the level of fees payable to IREG for services rendered to Registrant and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between Registrant and IREG may be terminated by either party to such agreements.

In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to Registrant as well as to certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by the Managing General Partner.

On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the Associate General Partner, upon the withdrawal of CDG Associates, the former Associate General Partner.

Inflation and changing prices have not had any material effect on Registrant's revenues since its inception nor does Registrant anticipate any material effect on its business from these factors.

Registrant had no outstanding material commitments for capital expenditures as of December 31, 1996.

Results of Operations for 1996 as Compared to 1995

Registrant's rental revenues for the 1996 Period decreased slightly as compared to the year ended December 31, 1995 (the "1995 Period").

Interest expense decreased by approximately 65% for the 1996 Period as compared to the 1995 Period, due to the continued reduction of the principal amount of outstanding indebtedness by the application of rental payments on the leveraged transaction.

Operating expenses decreased by approximately 48% for the 1996 Period as compared to the 1995 Period, primarily due to the reduction of maintenance and administrative expenses associated with leases.

General and administrative expenses decreased approximately 35% for the 1996 Period as compared to the 1995 Period, primarily due to a decrease in legal and auditing expenses in the 1996 Period.

Fees to affiliates decreased by approximately 19% for the 1996 Period as compared to the 1995 Period, due primarily to the decrease in equipment management fees resulting from a reduction in rental revenues on which such fees are based as well as to the absence of partnership management fees during the 1996 Period.

Registrant's net income for the 1996 Period was approximately $238,000 as compared to net income of approximately $887,000 for the 1995 Period. The principal reason for the change was the gain on the disposition on the foreclosure of the Hawaiian Aircraft recognized in the 1995 Period of approximately $736,000. The decrease in net income was offset primarily by a decrease in interest expense from approximately $105,000 in 1995 Period to approximately $37,000 in the 1996 Period.

Results of Operations for 1995 as Compared to 1994

Registrant's rental revenues for the 1995 Period decreased approximately 35% as compared to the 1994 Period, due primarily to the default of Hawaiian Airlines on the two aircraft leased to Hawaiian which were subject to non-recourse financing from the Hawaiian Lender. The Registrant recognized approximately $480,000 in revenue in the 1994 Period associated with the Hawaiian Aircraft. Hawaiian paid rentals of approximately $196,000 and the balance of approximately $284,000 was recognized as a bad debt expense in the 1994 Period.

Gain on disposition of equipment increased significantly due to the Hawaiian Lender foreclosing on the Hawaiian Aircraft in the 1995 Period. The gain in 1995 represents the removal of the net carrying value as well as the associated debt from the respective accounts of the Registrant.

Interest expense decreased approximately 66% for the 1995 Period as compared to the 1994 Period, due to the continued reduction of the principal amount of outstanding indebtedness by the application of rental payments on leveraged transactions, as well as the retirement of the debt on the Packaging Line Equipment in July 1994.

Depreciation expense decreased approximately 32% for the 1995 Period, as compared to the 1994 Period, primarily due to depreciation taken on the Hawaiian Aircraft through June 1994. No depreciation was taken after June 1994 due to Hawaiian's default on its notes.

General and administrative expenses decreased approximately 11% for the 1995 Period as compared to the 1994 Period, primarily due to a decrease in legal expense in the 1995 Period.

Registrant's net income for the 1995 Period was approximately $887,000 as compared to net loss of $102,000 for the 1994 Period. The principal reasons for the change was the gain on the disposition on the foreclosure of the Hawaiian Aircraft in 1995 of approximately $736,000, bad debt expense of approximately $284,000 recognized in 1994 relating to the Hawaiian Aircraft, the decrease in interest expense from approximately $311,000 in the 1994 Period to approximately $105,000 in the 1995 Period, decrease in depreciation expense from approximately $833,000 in the 1994 Period to approximately $570,000 in the 1995 Period, which was partially offset by a decrease in rental revenue in the 1995 Period.

Item 8.          Financial Statements and Supplemental Data


                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                              FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996 1995 AND 1994

                                      INDEX




     Independent Auditor's Report

     Independent Auditors' Report

     Financial statements - years ended
       December 31, 1996, 1995 and 1994

              Balance sheets
              Statements of operations
              Statement of partners' equity
              Statements of cash flows
              Notes to financial statements

     Schedule:

           II -- Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

To the Partners of
American Leasing Investors VIII-B, L.P.
Greenwich, Connecticut



                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of American Leasing Investors VIII-B, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Leasing Investors VIII-B, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Hays & Company


February 21, 1997
New York, New York

INDEPENDENT AUDITORS' REPORT


To the Partners of
American Leasing Investors VIII-B, L.P.

We have audited the accompanying statements of operations, partners' equity and cash flows of American Leasing Investors VIII-B, L.P. for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 as it relates to the year ended December 31, 1994. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of American Leasing Investors VIII-B L.P. for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






March 17, 1995

/s/Deloitte & Touche LLP
-------------------------
Deloitte & Touche  LLP
New York, New York

                              AMERICAN LEASING INVESTORS VIII-B, L.P.

                                           BALANCE SHEETS



                                                                                December 31,
                                                                      ----------------------------
                                                                           1996            1995
                                                                      -----------      -----------

ASSETS

     Leased equipment - net .....................................     $ 3,161,494      $ 3,731,584
     Cash and cash equivalents ..................................         201,251          302,679
     Other receivables and prepaid expenses .....................          50,633            1,834
                                                                      -----------      -----------

                                                                      $ 3,413,378      $ 4,036,097
                                                                      ===========      ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Notes payable ..............................................     $      --        $   791,382
     Accounts payable and accrued expenses ......................          44,108           69,035
     Deferred income ............................................          49,800           49,800
     Distributions payable ......................................            --             41,297
     Due to affiliates ..........................................           4,025            5,746
     Accrued interest payable ...................................            --              1,781
                                                                      -----------      -----------

            Total liabilities ...................................          97,933          959,041
                                                                      -----------      -----------

Commitments and contingencies (Note 3, 4, 8 and 11)

Partners' equity
     Limited partners' equity (20,442 units issued
        and outstanding) ........................................       3,383,511        3,147,506
     General partners' deficit ..................................         (68,066)         (70,450)
                                                                      -----------      -----------

            Total partners' equity ..............................       3,315,445        3,077,056
                                                                      -----------      -----------

                                                                      $ 3,413,378      $ 4,036,097
                                                                      ===========      ===========

                              AMERICAN LEASING INVESTORS VIII-B, L.P.

                                      STATEMENTS OF OPERATIONS



                                                                 Year ended December 31,
                                                      --------------------------------------------
                                                           1996            1995            1994
                                                      -----------     -----------      -----------
Revenues
     Rental .....................................     $   916,317     $   922,188      $ 1,426,375
     Other, principally interest ................          11,458          25,704           27,793
                                                      -----------     -----------      -----------

                                                          927,775         947,892        1,454,168
                                                      -----------     -----------      -----------

Costs and expenses
     Depreciation ...............................         570,089         570,088          832,937
     Interest ...................................          37,328         105,351          310,690
     General and administrative .................          61,943          96,006          108,116
     Fees to affiliates .........................          18,326          22,746           22,821
     Operating ..................................           1,700           3,245            2,142
     Bad debt expense ...........................            --              --            283,854
                                                      -----------     -----------      -----------

                                                          689,386         797,436        1,560,560
                                                      -----------     -----------      -----------

                                                          238,389         150,456         (106,392)

Gain on disposition of equipment ................            --           736,487            4,730
                                                      -----------     -----------      -----------

Net income (loss) ...............................     $   238,389     $   886,943      $  (101,662)
                                                      ===========     ===========      ===========


Net income (loss) attributable to
     Limited partners ...........................     $   236,005     $   878,074      $  (100,645)
     General partners ...........................           2,384           8,869           (1,017)
                                                      -----------     -----------      -----------

                                                      $   238,389     $   886,943      $  (101,662)
                                                      ===========     ===========      ===========


Net income (loss) per unit of limited partnership
     interest (20,442 units outstanding) ........     $     11.55     $     42.95      $     (4.92)
                                                      ===========     ===========      ===========


                                 See notes to financial statements

                           AMERICAN LEASING INVESTORS VIII-B, L.P.

                                   STATEMENT OF PARTNERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                       Limited         General           Total
                                                      Partners'        Partners'        Partners'
                                                       Equity          Deficit           Equity
                                                   -----------      -----------      -----------
Balance, January 1, 1994 .....................     $ 2,922,007      $   (72,727)     $ 2,849,280

Net loss - 1994 ..............................        (100,645)          (1,017)        (101,662)

Distributions to partners ($10.00 per  limited
     partnership unit) .......................        (204,420)          (2,065)        (206,485)
                                                   -----------      -----------      -----------

Balance, December 31, 1994 ...................       2,616,942          (75,809)       2,541,133

Net income - 1995 ............................         878,074            8,869          886,943

Distributions to partners ($17.00 per limited
     partnership unit) .......................        (347,510)          (3,510)        (351,020)
                                                   -----------      -----------      -----------

Balance, December 31, 1995 ...................       3,147,506          (70,450)       3,077,056

Net income - 1996 ............................         236,005            2,384          238,389
                                                   -----------      -----------      -----------

Balance, December 31, 1996 ...................     $ 3,383,511      $   (68,066)     $ 3,315,445
                                                   ===========      ===========      ===========



                                 See notes to financial statements

                                  AMERICAN LEASING INVESTORS VIII-B, L.P.

                                         STATEMENTS OF CASH FLOWS

                                                                      Year ended December 31,
                                                           ---------------------------------------------
                                                               1996             1995             1994
                                                           -----------      -----------      -----------
INCREASE ( DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) ...............................     $   238,389      $   886,943      $  (101,662)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities
            Depreciation .............................         570,089          570,088          832,937
            Gain on disposition of equipment .........            --           (736,487)          (4,730)
            Bad debt expense .........................            --               --            283,854
     Changes in assets and liabilities
        Accounts receivable ..........................            --             38,408         (241,993)
        Other receivables and prepaid expenses .......         (48,799)           2,529             (993)
        Accounts payable and accrued expenses ........         (26,707)          (6,016)          59,264
        Deferred income ..............................            --             49,800             --
        Due to affiliates ............................          (1,721)           3,920           (3,982)
                                                           -----------      -----------      -----------
            Net cash provided by operating activities          731,251          809,185          822,695
                                                           -----------      -----------      -----------

Cash flows from investing activities
     Proceeds from disposition of equipment ..........            --               --            390,000
     Other non-operating receipts ....................            --               --             53,745
                                                           -----------      -----------      -----------
            Net cash provided by investing activities             --               --            443,745
                                                           -----------      -----------      -----------

Cash flows from financing activities
     Distributions to partners .......................         (41,297)        (309,723)        (309,727)
     Principal payments on notes payable .............        (791,382)        (780,927)        (895,229)
                                                           -----------      -----------      -----------
            Net cash used in financing activities ....        (832,679)      (1,090,650)      (1,204,956)
                                                           -----------      -----------      -----------
Net (decrease) increase in cash and cash
     equivalents .....................................        (101,428)        (281,465)          61,484

Cash and cash equivalents, beginning of year .........         302,679          584,144          522,660
                                                           -----------      -----------      -----------

Cash and cash equivalents, end of year ...............     $   201,251      $   302,679      $   584,144
                                                           ===========      ===========      ===========


Supplemental disclosure of cash flow information
     Interest paid ...................................     $    39,109      $   118,771      $   244,818
                                                           ===========      ===========      ===========

                                    See notes to financial statements.

Supplemental disclosure of non-cash investing and financing activities

On August 3, 1995, the Hawaiian Lender foreclosed on the Hawaiian Aircraft and the Partnership removed the net carrying value of the Hawaiian Aircraft of approximately $2,292,000 and the related nonrecourse notes and accrued interest payable of approximately $2,991,000 from its respective accounts (Note 10).

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


1               ORGANIZATION

         American Leasing Investors VIII-B, L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act as of November 6, 1985 for the purpose of investing in and leasing equipment principally in the United States. The Partnership will terminate on December 31, 2010, or sooner, in accordance with the terms of the Agreement of Limited Partnership (the "Limited Partnership Agreement").

         Limited partners' units were originally issued at a price value of $500 per unit. A total of 20,442 units of limited partnership interest were issued for aggregate capital contributions of $10,221,000. In addition, the general partners contributed a total of $1,000 to the Partnership.

2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         The Partnership accounts for all of its leases in accordance with the operating method. Under this method, revenue is recognized on a straight-line basis and expenses (including depreciation) are charged to operations as incurred.

         Leased equipment and equipment held for sale

         The cost of leased equipment and equipment held for sale represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or net realizable value.

         Depreciation is computed using the straight-line method over the estimated useful lives of such assets (15 years for transportation equipment and 10 years for packaging line equipment). Depreciation is not taken on equipment held for sale.

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

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent years and such provisions could be material.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Financial statements

         The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership.

         Cash and cash equivalents

         For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less from the date of issuance to be cash equivalents.

         Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

         Net income (loss) and distributions per unit of limited partnership interest

         Net income (loss) and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (20,442), during the years ended December 31, 1996, 1995 and 1994.

         Deferred income

         Deferred income is comprised of the unearned portion of advance rentals received with respect to the lease of a certain aircraft.

         Income taxes

         No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

         The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income or losses, which changes could effect the income tax liability of the individual partners.

         Reclassifications

         Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

3               CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") were wholly owned subsidiaries of Integrated Resources, Inc. ("Integrated") through November 2, 1994. On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Corporate General Partner, Equipment Management and IREG was purchased by Presidio Capital Corp. ("Presidio"). CDG Associates was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford Management LLC ("Wexford").

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred expenses of $18,326, $18,444 and $22,821, respectively, for such management services.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

3               CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
                (continued)


         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. During the year ended December 31, 1995, the Partnership incurred partnership management fees of $4,302. Such amounts are included in fees to affiliates in the statements of operations. No partnership management fees were incurred for the years ended December 31, 1996 and 1994.

         At the present time, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as to certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by Equipment Management.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

4               LEASED EQUIPMENT AND EQUIPMENT HELD FOR SALE

         Leased equipment

         Leased equipment is summarized as follows:

                                                           1996           1995
                                                       ----------     ----------
Transportation equipment (net of accumulated
       depreciation of $4,799,637 and $4,302,501)      $3,083,235     $3,580,372

Packaging line equipment (net of accumulated
       depreciation of $732,317 and $659,364) ....         78,259        151,212
                                                       ----------     ----------

                                                       $3,161,494     $3,731,584
                                                       ==========     ==========

         The transportation equipment was fully leveraged for 1995.

         Minimum future rentals on noncancelable leases as of December 31, 1996 are as follows:

               Year ending December 31, 1997                $  55,700
                                                            =========

         The lease on the Partnership's transportation equipment expired during January 1997 and the equipment has been made available to the Partnership for return inspection. Upon final inspection the Partnership may seek to sell this equipment. The packaging line equipment continues to be leased on a short-term basis. The Partnership is actively seeking sales opportunities with respect to all of its leased equipment.

         Equipment held for sale

         On August 3, 1995, the Hawaiian Lender foreclosed on the Hawaiian Aircraft and held an auction to offer the Hawaiian Aircraft for sale. The Partnership no longer retains an interest in the Hawaiian Aircraft and in August, 1995, the Partnership removed the net carrying value of the Hawaiian Aircraft of approximately $2,292,000 (which included an allowance for equipment impairment of $2,493,000) and the related nonrecourse note and accrued interest payable of approximately $2,991,000, from its respective accounts (Note 10).

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

5               NOTES PAYABLE

         Notes payable, which were nonrecourse to the Partnership, were as follows as of December 31, 1995:

                 9% note payable in an installment of principal only on
                      January   22,   1987,   followed   by  119  monthly
                      installments  of $61,103  commencing  February  22,
                      1987 to and including  December 22, 1996,  the date
                      of expiration.  All  installments  were of interest
                      and principal, except where noted                      $ 698,706

                 9% note payable in monthly  installments of $8,105
                      commencing  October 22, 1992, to and including
                      December  22, 1996,  the  date  of  expiration.
                      All  installments were of interest and principal          92,676

                                                                             ---------

                                                                             $ 791,382
                                                                             =========

6               ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                            December 31
                                                    -------------------------
                                                       1996            1995
                                                    ---------       ---------
                      Professional fees             $  23,811       $  44,096
                      Sales and income taxes           19,239          17,797
                      Operating                         1,058           7,142
                                                    ---------       ---------

                                                    $  44,108       $  69,035
                                                    =========       =========

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


7 RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

         The Partnership filed its tax return on a cash basis until 1987 when, as a requirement of the Tax Reform Act of 1986, it was converted to the accrual basis of accounting eliminating, over time, most timing differences with the exception of accelerated depreciation for tax purposes. A reconciliation of net income (loss) per financial statements to the tax basis of accounting is as follows:

                                                        Year ended December 31,
                                              ----------------------------------------
                                                  1996           1995          1994
                                              ----------     ----------     ----------
Net income (loss) per financial
       statements .......................     $  238,389     $  886,943     $ (101,662)

Financial statement depreciation in
       excess of tax depreciation .......        532,347        522,895        740,625

Difference between financial statements
       and tax basis of equipment sold or
       disposed of ......................           --        2,291,901        353,307
Difference between financial statements
       and tax  basis of advanced rental
       payments .........................           --           49,800           --
                                              ----------     ----------     ----------

Net income per tax basis ................     $  770,736     $3,751,539     $  992,270
                                              ==========     ==========     ==========

         The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows.

                                                     1996               1995
                                                 -----------        -----------

Net assets per financial statements ......       $ 3,315,445        $ 3,077,056

Net carrying value of equipment ..........        (3,128,445)        (3,660,792)
Syndication costs ........................         1,149,750          1,149,750
Deferred income ..........................            49,800             49,800
                                                 -----------        -----------

Net assets per tax basis .................       $ 1,386,550        $   615,814
                                                 ===========        ===========

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


8               MAJOR LESSEES

         Revenues from equipment leased to individual lessees, which generated 10% or more of leasing revenues, are as follows:

                                                     Year ended December 31,
                                            -----------------------------------------
                                              1996            1995            1994
                                            ---------       --------        ---------
One Hawker Siddeley 125-800A aircraft       $866,575        $866,575        $866,575
% of rental revenues ................             95%             94%             61%

Two de Havilland DHC Dash 7
       Series 102 aircraft ..........       $   --          $   --          $480,000
% of rental revenues ................             -%              -%              34%

9               EQUIPMENT SALE - 1994

         In early January 1994, upon the receipt of the final rental installment, the lease with Champion relating to certain telecommunication systems expired in accordance with its original terms and such equipment was sold to the lessee for a sales price of $390,000. At the time of sale, such equipment had a net carrying value of approximately $385,000 (net of an allowance for equipment impairment previously provided of $725,000).

10              EQUIPMENT SALE - 1995

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

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

10              EQUIPMENT SALE - 1995 (continued)

         As a result of a variety of factors, the Partnership believed that there was a limited market for the Hawaiian Aircraft. Accordingly, the Partnership had determined that it would not make any payments to cure the defaults on the Hawaiian Loans. On August 3, 1995, the Hawaiian Lender foreclosed on the Hawaiian Aircraft and held an auction to offer the Hawaiian Aircraft for sale. As a result of the limited market and significant competition with respect to the Hawaiian Aircraft, the
         Hawaiian Lender was unsuccessful in its attempts to liquidate its security interest through a foreclosure sale. The Partnership no longer retains an interest in the Hawaiian Aircraft and in August 1995, the Partnership removed the net carrying value of the Hawaiian Aircraft of approximately $2,292,000 (which included an allowance for equipment impairment of $2,493,000 previously provided) and the related nonrecourse notes and accrued interest payable of approximately $2,991,000, from its respective accounts.

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

11              STATUS OF INTEGRATED

         On February 13, 1990, Integrated, the former parent of Equipment Management, the Corporate General Partner and IREG, filed a voluntary petition for reorganization under Chapter 11 of the Unites States Bankruptcy Code. While the Integrated bankruptcy did not directly affect the Partnership's operations, it has resulted in certain changes.

         On August 8, 1994, the Bankruptcy Court confirmed a Plan of Reorganization (the "Steinhardt Plan") proposed by Steinhardt Management Company and the Official Committee of Subordinated Bondholders, and on November 3, 1994, the Steinhardt Plan was
         consummated. Presidio purchased substantially all of the assets of Integrated, including its interest in Equipment Management, the Corporate General Partner and IREG. Presidio is a British Virgin Islands corporation owned 12% by IR Partners, a general partnership, and 88% by former creditors of Integrated.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

         In March 1995, Presidio elected new directors for Equipment Management. However, some of its executive officers remain the same and certain of Integrated's former employees who performed services with respect to the Partnership have been hired by Wexford Management Corp., formerly Concurrency Management Corp., which provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford.

                                               AMERICAN LEASING INVESTORS VIII-B, L.P.

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                            Additions
                                                                  ---------------------------
                                                    Balance at     Charged to      Charged to                         Balance at
                                                    Beginning      Costs and         Other            Additions           End
                 Description                        of Period      Expenses         Accounts       (Deductions)       of Period
                 -----------                        ---------      --------         --------       ------------       ---------
 YEAR ENDED DECEMBER 31, 1996
      Equipment held for sale, valuation
         allowance for equipment
         impairment
             Transportation equipment           $          -      $      -          $      -      $           -        $      -
      Allowance for uncollectible accounts -
         accounts receivable                               -             -                 -                  -               -
                                                ------------      -----------       ---------    -----------------     -----------

                                                $          -      $      -          $      -      $           -        $      -
                                                ============      ===========       =========     ================     ===========

 YEAR ENDED DECEMBER 31, 1995
      Equipment held for sale, valuation
         allowance for equipment
         impairment
             Transportation equipment           $  2,493,000      $      -          $      -         (2,493,000)(A)    $      -
      Allowance for uncollectible accounts -
         accounts receivable                         866,584             -                 -           (866,584)(D)           -
                                                ------------      -----------       ---------    -----------------     -----------

                                                $  3,359,584       $      -          $      -      $  (3,359,584)       $      -
                                                ============      ===========       =========     ================      ===========

 YEAR ENDED DECEMBER 31, 1994
      Leased equipment, valuation
         allowance for equipment
         impairment
         Transportation equipment               $  2,493,000       $      -          $      -     $   (2,493,000)(C)    $      -
         Telecommunication systems                   725,000              -                 -           (725,000)(B)           -
      Equipment held for sale, valuation
         allowance for equipment
         impairment
             Transportation equipment                      -              -                 -          2,493,000 (C)      2,493,000
      Allowance for uncollectible accounts -
         accounts receivable                         582,730           283,854              -                  -            866,584
                                                ------------       -----------       ---------    -----------------     -----------

                                                $  3,800,730       $  283,854        $      -     $     (725,000)       $ 3,359,584
                                                ============      ===========       =========     ================      ===========



(A) Amounts represent valuation allowances for equipment impairment relating to certain transportation equipment disposed of during 1995.
(B) Amount represents valuation allowance for equipment impairment relating to certain telecommunication systems sold in 1994.
(C) Amounts represent the reclassification of the valuation allowance for equipment impairment relating to equipment held for sale during the year ended December 31, 1994.
(D) Amount represents the allowance for uncollectible accounts relating to assets which were disposed of during 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.        Directors and Executive Officers of Registrant

Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The officers and directors of the Corporate General Partner and the Associate General Partner, in their respective capacities as such, do not devote any material amount of their business time and attention to Registrant's affairs. The names and positions held by the officers and directors of the Managing General Partner are described below. The officers and directors of the Corporate General Partner are the same as the officers and directors of the Managing General Partner.

                                                                            Has served as a Director
                                                                            and/or Officer of the
                                                                            Managing  General
Name                         Positions Held                                 Partner since
---------------------------- ---------------------------------------------- ----------------
Robert Holtz                 Director and Vice President                    November 1994
---------------------------- ---------------------------------------------- ----------------
Mark Plaumann                Director and Vice President                    March 1995
---------------------------- ---------------------------------------------- ----------------
Douglas J. Lambert           President, Treasurer and Secretary             March 1995
---------------------------- ---------------------------------------------- ----------------
Jay L. Maymudes              Vice President                                 November 1994
---------------------------- ---------------------------------------------- ----------------
Arthur H. Amron              Vice President and Assistant Secretary         November 1994
---------------------------- ---------------------------------------------------------------

Each director and officer of the Managing General Partner and of the Corporate General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and of the Corporate General Partner and until his successor is elected and qualified.

The Managing General Partner also acts as the managing general partner of National Lease Income Fund 6 L.P. The foregoing partnership is or was in the past engaged in the acquisition, leasing and disposition of equipment.

There are no family relationships between or among any of the directors and/or executive officers of the Managing General Partner.

Robert Holtz, age 29, has been a Vice President and Director of the Managing General Partner since November 1994, a Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence Properties, Inc. ("Resurgence"), a company engaged in diversified real estate activities since its formation in March 1994. Mr. Holtz is also a Director and Vice President of XRC Corp., a holding company that holds certain former assets of Integrated, since its formation in October 1994. Mr. Holtz has been a Member and Senior Vice President of Wexford since January 1996. From May 1994 through December 1995, Mr. Holtz has been employed as a Vice President of

Wexford Management Corp., the advisor and manager of Presidio and Resurgence. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate, a firm engaged in all aspects of real estate, where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

Mark Plaumann, age 41, has been a Director and Vice President of the Managing General Partner since March 1995. Mr. Plaumann has been a Senior Vice President of Wexford since January 1996. From February 1995 through December 1995, Mr. Plaumann has been employed by Wexford Management Corp. as a Vice President. Mr. Plaumann has been a director of Technology Service Group, Inc., a comany engaged in the design, development, manufacturing and sale of public communications products and services, since March 1997, and a director in Wahlco Environmental Systems, Inc., a company engaged in the sale of air pollution control and specialty engineered products, since June 1996. Mr. Plaumann was employed by Alvarez & Marsal, Inc., a crisis management consultant, as a Managing Director from February 1990 through January 1995, by American Healthcare Management, Inc., an owner operator of hospitals from February 1985 to January 1990, and by Ernst & Young from January 1973 to February 1985.

Douglas J. Lambert, age 39, was elected President, Treasurer and Secretary of the Managing General Partner in March 1995. Mr. Lambert has been a Vice
President of Wexford since January 1996. From November 1994 through December 1995, Mr. Lambert has been employed by Wexford Management Corp. as an officer of the various equipment leasing subsidiaries of Presidio. Mr. Lambert joined Integrated in 1983. Mr. Lambert has held various financial reporting positions for both public and private equipment leasing affiliates of Integrated. In 1992, Mr. Lambert became Senior Vice President in charge of finance in the Aircraft Group/Private Placement Division.

Jay L. Maymudes, age 36, has been a Vice President of the Managing General Partner since November 1994, the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994 and the Chief Financial Officer and a Vice President of Resurgence since July 1994. In addition, he served as Assistant Secretary of Resurgence until February 1995, when he became Secretary. Mr. Maymudes is also a Vice President, Secretary and Treasurer of XRC Corp., since its formation in October 1994. Mr. Maymudes has been a Senior Vice President and Chief Financial Officer of Wexford since January 1996. From July 1994 through December 1995, Mr. Maymudes has been employed by Wexford Management Corp. as the Chief Financial Officer and a Vice President. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was the Senior Vice President of Dusco, Inc., a real estate investment advisor.

Arthur H. Amron, age 40, has been a Vice President and Assistant Secretary of the Managing General Partner and certain other subsidiaries of Presidio since November 1994. Mr. Amron has been a Senior Vice President and General Counsel of Wexford since January 1996. From November 1994 through December 1995, Mr. Amron was employed by Wexford Management Corp. as Vice President and General Counsel. From 1992 through November 1994, Mr. Amron was an attorney with the law firm of Schulte, Roth & Zabel. From 1984 through 1992, Mr. Amron was an attorney with the law firm of Debevoise & Plimpton.

Messrs. Holtz and Plaumann also serve as directors of the general partners of the following limited partnerships whose limited partnership units are registered under Section 12 of the Exchange Act: Aircraft Income Partners L.P. (Holtz and Plaumann), High Cash Partners, L.P. (Holtz and Plaumann), Resources Pension Shares 5, L.P. (Holtz) and Vista Properties (Plaumann). Each of the foregoing general partners is affiliated with the Managing General Partner.

Presidio  Boram  Corp.,  the  Associate  General  Partner,   is  a  wholly-owned
subsidiary of Presidio whose directors are Messrs. Holtz and Plaumann.

Registrant believes, based on written representations received by it, that for the 1996 Period all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's securities, Registrant's general partners and the officers and directors of such general partners, were complied with.

Item 11.       Executive Compensation

Registrant is not required to pay the officers or directors of the Managing General Partner, the Corporate General Partner, the Associate General Partner or the general partners of the former Associate General Partner any remuneration. The Managing General Partner does not presently pay any remuneration to any of its officers or directors. See Item 13, "Certain Relationships and Related Transactions."

In addition, certain officers and directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the Managing General Partner believes that any compensation attributable to services performed for Registrant is immaterial. See Item 13, "Certain Relationships and Related Transactions."

Item 12.       Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1997, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1997, none of the officers and directors of the Managing General Partner or the Corporate General Partner was known by Registrant to beneficially own Units or shares of Presidio, the parent of the Managing General Partner and the Corporate General Partner.

The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Class A Shares of Presidio as of March 1, 1997, by each person who beneficially owns 5% or more of the Class A Shares, U.S. $.01 par value. The holders of Class A Shares are entitled to elect three out of the five members of Presidio's Board of Directors with the remaining two directors being elected by holders of the Class B Shares, U.S. $.01 par value of Presidio.

                                          Beneficial Ownership
Name of Beneficial Owner                    Number of Shares       Percentage Outstanding
---------------------------------------- -----------------------  ------------------------
Thomas F. Steyer/Fleur A. Fairman             4,553,560(1)                  51.8%
---------------------------------------- -----------------------  ------------------------
John M. Angelo/Michael L. Gordon              1,231,762(2)                  14.0%
---------------------------------------- -----------------------  ------------------------
Intermarket Corp.                             1,000,918(3)                  11.4%
---------------------------------------- -----------------------  ------------------------
M.H. Davidson & Co.                             474,205(4)                   5.4%
---------------------------------------- -----------------------  ------------------------

(1)    As the  managing  partners of each of  Farallon  Capital  Partners,  L.P.
       ("FCP"), Farallon Capital Institutional Partners, L.P. ("FCIP"), Farallon
       Capital Institutional Partners II, L.P. ("FCIP II") and Tinicum Partners,
       L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"),  may each be deemed to own  beneficially for purposes of Rule 13d-3 of the Exchange
       Act  the   1,397,318,   1,610,730,   607,980  and  241,671  shares  held,
       respectively, by each of such Farallon Partnerships.

       Farallon Capital Management, LLC ("FCMLLC"), the investment advisor to certain discretionary accounts which collectively hold 695,861 shares and Enrique H. Boilini, David I. Cohen, Joseph F. Downes, Jason M. Fish,
       Andrew B. Fremder, William F. Mellin, Steven L. Millham, Meridee A. Moore and Thomas F. Steyer, as a managing member of FCMLLC (collectively, the "Managing Members") may be deemed to be the beneficial owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
       Member disclaims any beneficial ownership of such shares.

       Farallon Partners,  LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP
       II and Tinicum),  and each of Fleur A. Fairman,  Mr. Boilini,  Mr. Cohen,
       Mr. Downes, Mr. Fish, Mr. Fremder, Mr. Mellin, Mr. Millham, Ms. Moore and
       Mr. Steyer, each as managing member of FPLLC (collectively, the "Managing
       Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each managing Member disclaims any beneficial ownership of such shares.

(2)    John  M.  Angelo  and  Michael  L.  Gordon,   the  general  partners  and
       controlling persons of AG Partners, L.P., which is the general partner of
       Angelo,  Gordon & Co., L.P., may be deemed to have  beneficial  ownership under  Section 13(d) of the Exchange Act of the  securities  beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates.  Angelo, Gordon &
       Co., L.P., a registered investment advisor,  serves as general partner of various  limited  partnerships  and as investment  advisor of third party accounts with power to vote and direct the  disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3)    Intermarket   Corp.   serves  as  General  Partner  for  certain  limited
       partnerships  and as  investment  advisor  to  certain  corporations  and foundations. As a result of such relationships,  Intermarket Corp. may be deemed  to have the  power to vote and the  power to  dispose  of Class A shares held by such partnerships, corporations and foundations.

(4)    Marvin H. Davidson,  Thomas L. Kempner Jr.,  Stephen M. Dowicz,  Scott E.
       Davidson and Michael J. Leffell, the general partners, members and stockholders of certain entities that are general partners or investment advisors of Davidson Kempner Endowment Partners, L.P., Davidson Kempner
       Partners,  L.P.,  Davidson  Kempner  Institutional  Partners,  L.P., M.H.
       Davidson and Co. Davidson Kempner  International Ltd. (collectively,  the
       "Investment Funds"), may be deemed to be the beneficial owners under Sections 13(d) of the Exchange Act of the securities beneficially owned by the Investment Funds and their affiliates.

       In  addition,   Mr.  Kempner  owns  800  shares  and  may  be  deemed  to
       beneficially  own  certain  securities  held by certain  foundations  and trusts. Mr. Kempner disclaims beneficial ownership of such shares.

All of Presidio's Class B Shares are owned by IR Partners. Such Class B Shares are convertible in certain circumstances into 1,200,000 Class A Shares; however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates, is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management, the Chairman of the Board of Presidio and a Member of Wexford. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and a Member and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. (See "Executive Compensation - Compensation of Directors.")

The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. Is 667 Madison Avenue, New York, New York 10021. The address for M.H. Davidson and Co. is 885 Third Avenue, New York, New York 10022.

Item 13.       Certain Relationships and Related Transactions

The following sums were paid to affiliates by Registrant for services rendered to Registrant during the 1996 Period:

Name of Recipient                           Capacity in Which Served                        Compensation
------------------------------------- --------------------------------------------------------------------
ALI Equipment Management Corp.        Managing General Partner                            $  -        (1)
------------------------------------- --------------------------------------------------------------------
Presidio Boram Corp.                  Associate General Partner (March - Dec. 1995)                   (2)
------------------------------------- --------------------------------------------------------------------
ALI Capital Corp.                     Corporate General Partner                              -        (3)
------------------------------------- --------------------------------------------------------------------
IREG                                  Affiliated Equipment Broker,
                                      Equipment Manager and Partnership Manager           $  18,326   (4)

       (1) This amount represents distributions of distributable cash from sales and operations paid to the Managing General Partner for the 1996 Period.
       Pursuant to the Limited Partnership Agreement, 1% of the income or loss of Registrant is allocated to the General Partners (1/10 of 1% to the Associate General Partner, 1/10 of 1% to the Corporate General Partner and 8/10 of 1% to the Managing General Partner). Pursuant thereto, for the 1996 Period, $6,167 of Registrant's taxable income was allocated to the Managing General Partner.

       (2) These amounts  represent  distributions  of  distributable  cash from sales and operations  paid to the Associate  General Partner for the 1996
       Period.  Additionally,  pursuant  to the  Limited  Partnership  Agreement
       described  in  footnote  (1)  above,   for  the  1996  Period,   $770  of
       Registrant's  taxable  income  was  allocated  to the  Associate  General
       Partner.

       (3) This amount represents distributions of distributable cash from sales paid to the Corporate General Partner for the 1996 Period. Additionally, pursuant to the Limited Partnership Agreement described in footnote (1) above, for the 1996 Period, $770 of Registrant's taxable income was allocated to the Corporate General Partner.

       (4) IREG provides equipment management services to Registrant pursuant to
       the  Management  Agreement,   for  a  fee  based  upon  a  percentage  of
       Registrant's  gross  revenues from the equipment in its  portfolio.  Such
       Equipment  Management  Fees  aggregated  $ 18,326  for the  1996  Period.
       Pursuant to the  Management  Agreement  referred  to above,  IREG is also entitled to receive  partnership  management  fees of 4% of the cash from operations.  The  Registrant  did not  incur  any such  fees for the 1996
       Period.  Item 7,  "Management's  Discussion  and  Analysis  of  Financial
       Condition  and Results of  Operations,"  for a discussion of the possible impact of declining equipment management fees on IREG and Registrant.

Certain officers and/or directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.

PART IV


Item     14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)1.    Financial   Statements   (see  Index  to   Financial   Statements   and
         Supplemental Data in Item 8).

(a)2.    Financial Statement Schedule

II Valuation and Qualifying Accounts (see Index to Financial Statements and Supplemental Data in Item 8).

(a)3.    Exhibits

3, 4 Agreement of Limited Partnership of Registrant is incorporated by reference to Exhibit A to the Prospectus of Registrant dated March 26, 1986 (File No. 33-1511), filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

3(b)     Amendment to Certificate of Limited Partnership.

10(a) Management Agreement between Registrant and ALI Leasing Service Corp. incorporated by reference to Exhibit 10(b) to Form S-1 Registration Statement under the Securities Act of 1933, File No. 33-1511.

10(b) Acquisition and Disposition Services Agreement between Registrant and ALI Leasing Service Corp. incorporated by reference to Exhibit 10(c) to Form S-1 Registration Statement under the Securities Act of 1933, File No. 33-1511.

10(c) Agreement entered into among CDG Associates, ALI Equipment Management Corp. and Integrated Resources, Inc., incorporated by reference to
         Exhibit 10(d) to Form S-1 Registration Statement under the Securities Act of 1933, File No. 33-1511.

10(d) Bill of Sale dated as of December 16, 1985 between National Lease Income Fund 3, as Seller, and American Leasing Investors VIII-B, L.P., as Purchaser, incorporated by reference to Exhibit 10(g) to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, File No. 33-1511.

10(e) Lease Schedule dated as of December 16, 1985 between American Leasing Investors VIII-B, L.P., as Owner, and Clark O'Neill, Inc., as Lessee, incorporated by reference to Exhibit 10(h) to Amendment No. 1 to Registration Statement on Form S-1 under the Securities Act of 1933, File No. 33-1511.

10(f) Master Lease dated as of October 1, 1983 between National Lease Income Fund 2, as Lessor, and Clark O'Neill, Inc., as Lessee, incorporated by reference to Exhibit 10(i) to Amendment No. 1 to Registration Statement on Form S-1 under the Securities Act of 1933, File No. 33-1511.

10(g) Aircraft Lease (N60RA) dated as of December 16, 1986 between First Security Bank of Utah, N.A. (as trustee), as Lessor, and Hawaiian Airlines, Inc., as Lessee, regarding one (1) de Havilland DHC Dash 7 Series 102 Aircraft (serial no. 78), incorporated by reference to
         Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(h) Assignment of Purchase Agreement dated as of December 16, 1986 between Hawaiian Airlines, Inc. (the Assignor) and First Security Bank of Utah, N.A. (the Assignee), incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(i) Aircraft Lease (N890S) dated as of December 17, 1986 between First Security Bank of Utah, N.A. (as trustee), as Lessor, and Hawaiian Airlines, Inc., as Lessee, regarding One (1) de Havilland DHC Dash 7 Series 102 Aircraft (serial no. 13), incorporated by reference to
         Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(j) Bill of Sale dated as of December 17, 1986 between Hawaiian Airlines, Inc., as Seller, and First Security Bank of Utah, N.A., as Purchaser, incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(k) Purchase Agreement dated as of July 25, 1986 between Northern Telecom Inc., as Seller, and Champion International Corporation, as Purchaser, regarding two (2) telecommunications systems, incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(l) Assignment of Purchase Agreement dated as of October 31, 1986 between Champion International Corporation, as Assignor, and American Leasing Investors VIII-B, L.P., as Assignee, incorporated by reference to
         Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(m) Master Lease dated as of October 31, 1986 between American Leasing Investors VIII-B, L.P., as Lessor, and Champion International Corporation, as Lessee, incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(n) Loan and Security Agreement dated as of October 31, 1986 between Chase Lincoln Lease/Way, Inc., as Lender, and American Leasing Investors VIII-B, L.P., as Borrower, incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(o) Collateral Assignment of Lease dated as of October 31, 1986 between American Leasing Investors VIII-B, L.P., as Lessor, and Chase Lincoln Lease/Way, Inc., as Assignee, incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(p) Limited Recourse Note dated as of December 30, 1986 between American Leasing Investors VIII-B, L.P., as Maker, and Chase Lincoln Lease/Way, Inc., as Lender, incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-1580l.

10(q) Bill of Sale dated December 31, 1986 between Northern Telecom Inc., as Vendor, and American Leasing Investors VIII-B, L.P., as Customer, incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(r) Lease Agreement dated as of September 1, 1986 between Integrated Equipment Holding Corp., as Lessor, and E.I. DuPont de Nemours and Company, as Lessee, incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(s) Secured Promissory Note dated September 12, 1986 between Integrated Equipment Holding Corp., as Maker, and Nationwide Life Insurance Company, as the Secured Party, incorporated by reference to Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(t) Assignment of Leasing Agreement dated as of September 1, 1986 between Integrated Equipment Holding Corp., as Assignor, and Nationwide Life Insurance Company, as Assignee, and Consent To Assignment of Leasing Agreement dated as of September 1, 1986 between E.I. DuPont de Nemours and Company, as Lessee, and Assignor and Assignee listed above, incorporated by reference to Exhibit 10(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(u) Sales Contract dated August 19, 1986 between British Aerospace, Inc., as Seller, and Integrated Equipment Holding Corp., as Buyer,
         incorporated by reference to Exhibit 10(x) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(v) Aircraft Modification Agreement dated August 19, 1986 between Arkansas Modification Center, Inc., as Contractor, and Integrated Equipment Holding Corp., as Owner, incorporated by reference to Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(w) Aircraft Bill of Sale dated September 12, 1986 between Integrated Equipment Holding Corp., as Purchaser, and British Aerospace, Inc., as Seller, incorporated by reference to Exhibit 10(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(x) Bill of Sale dated as of October 10, 1986 between Integrated Equipment Holding Corp., as Seller, and First Security Bank of Utah, N.A., as Buyer, incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(y) Trailer Lease Agreement dated as of January 1, 1987 between American Leasing Investors VIII-B, L.P., as Lessor, and Marx Truck Trailer Sales, Inc., as Lessee, incorporated by reference to Exhibit 10(bb) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 0-15801.

10(z) Amendment A to Equipment Schedule No. 1 dated as of December 16, 1991 under Master Lease dated as of October 31, 1986 between American Leasing Investors VIII-B, L.P., as Lessor, and Champion International Corporation, as Lessee, is incorporated by reference to Exhibit 10(z) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 0-15801.

10(aa) Amendment A to Equipment Schedule No. 2 dated as of December 16, 1991 under Master Lease dated as of October 31, 1986 between American Leasing Investors VIII-B, L.P., as Lessor, and Champion International Corporation, as Lessee, is incorporated by reference to Exhibit 10(aa) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 0-15801.

10(bb) Lease Amendment Number Three, dated July 1, 1992, to Lease dated December 16, 1986 between Hawaiian Airlines, Inc., as Lessee, and First Security Bank of Utah, N.A., not in its individual capacity, but solely as trustee under the Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated as of December 16, 1986, as Lessor, as amended and supplemented by Lease Supplement No. 1 dated December 31, 1986, Amendment Number One dated January 1, 1987, and Lease Amendment Number Two dated February 1, 1988, is incorporated by reference to Exhibit 10(bb) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(cc) Amendment Number Two to Mortgage and Loan Agreement dated as of July 1, 1992 between First Security Bank of Utah, N. A., not in its individual capacity, but solely as trustee under the Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated as of
         December 16, 1986, as Borrower, and Federal Deposit Insurance Corporation, as receiver for Goldome, successor to Goldome FSB, as Lender, dated November 12, 1992, and accompanying Promissory Note in the principal amount of $1,763,822.58, is incorporated by reference to
         Exhibit 10(cc) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(dd) Lease Amendment Number Three, dated as of July 1, 1992, to Lease dated December 17, 1986 between Hawaiian Airlines, Inc., as Lessee, and First Security Bank of Utah, N.A., not in its individual capacity, but solely as trustee under the Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated as of December 17, 1986, as Lessor, as amended and supplemented by Lease Supplement No. 1 dated December 31, 1986, Amendment Number One dated January 1, 1987, and Lease Amendment Number Two dated February 1, 1988, is incorporated by reference to Exhibit 10(dd) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(ee) Amendment Number Two to Mortgage and Loan Agreement dated as of July 1, 1992 between First Security Bank of Utah, N.A., not in its individual capacity, but solely as trustee under the Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated as of
         December 17, 1986, as Borrower, and Federal Deposit Insurance Corporation, as receiver for Goldome, successor to Goldome FSB, as Lender, dated November 12, 1992, and accompanying Promissory Note in the principal amount of $1,671,209.34, is incorporated by reference to
         Exhibit 10(ee) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(ff) Lease Supplement No. 3, dated October 22, 1992, to Lease Agreement between Integrated Equipment Holding Corp. ("Integrated"), as Lessor, and E.I. DuPont de Nemours and Company, as Lessee, dated September 1, 1986, as supplemented by Unit Record of Lease dated September 12, 1986, as assigned by Integrated under the Purchase, Assignment and Assumption Agreement dated as of October 10, 1986 to First Security Bank of Utah, N.A., not in its individual capacity, but solely as trustee under a Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated October 10, 1986, as amended by Lease Supplement Nos. 1 and 2, dated January 22, 1987 and December 20, 1989, respectively, is incorporated by reference to Exhibit 10(ff) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(gg) First Amendment to Loan and Security Agreement, dated as of October 22, 1992, between First Security Bank of Utah, N.A., not in its individual capacity, but solely as Trustee under a Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated as of October 10,1986, between American Leasing Investors VIII-B, L.P., as Trustee, and Nationwide Life Insurance Company and accompanying Secured Promissory Note in the amount of $344,987.84, is incorporated by reference to Exhibit 10(gg) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(hh) Notice from Marx Truck Trailer Sales to IREG, dated February 26, 1993, regarding direct sale of (19) 1987 Trailmobile Trailers to Action Carrier for $14,000 per trailer is incorporated by reference to Exhibit 10(hh) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801, is incorporated by reference to Exhibit 10(hh) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(ii)   Bill of Sale,  dated  March  16,  1993 of  American  Leasing  Investors
         VIII-B,  L.P. (Seller) to Action Carrier,  Inc.  (Purchaser)  regarding
         (19) 1987 Trailmobile Refrigerated Van Trailers, Model IANIUAL, is incorporated by reference to Exhibit 10(ii) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(jj) Amendment No. 1 to Equipment Lease No. 6, dated as of October 18, 1995, between American Leasing Investors VIII-B, L.P., as lessor and Xerox Corporation, as lessee is incorporated by reference to Exhibit 10(jj) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-15801.

(b)      Current   Reports  on  Form  8-K  filed  during  the  last  quarter  of
         Registrant's fiscal year:

              None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1997.


AMERICAN LEASING INVESTORS VIII-B, L.P.


By:            ALI EQUIPMENT MANAGEMENT CORP.
               Managing General Partner

By:            /s/ Douglas J. Lambert                   March 29, 1997
               ----------------------
               Douglas J. Lambert
               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers (as to the Managing General Partner) on the date indicated below.


      Signature                  Title                                Date
      ---------                  -----                                ----


/s/ Douglas J. Lambert       President                           March 29, 1997
----------------------
Douglas J. Lambert           (Principal Executive and
                             Financial Officer)

/s/ Robert Holtz             Director and Vice President         March 29, 1997
----------------
Robert Holtz

/s/ Mark Plaumann            Director and Vice President         March 29, 1997
-----------------
Mark Plaumann

                                 EXHIBIT INDEX



Exhibits                                            Number
--------
3, 4 Agreement of Limited Partnership of Registrant is incorporated by reference to Exhibit A to the Prospectus of Registrant dated March 26, 1986 (File No. 33-1511), filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

3(b)     Amendment to Certificate of Limited Partnership.

10(a) Management Agreement between Registrant and ALI Leasing Service Corp. incorporated by reference to Exhibit 10(b) to Form S-1 Registration Statement under the Securities Act of 1933, File No. 33-1511.

10(b) Acquisition and Disposition Services Agreement between Registrant and ALI Leasing Service Corp. incorporated by reference to Exhibit 10(c) to Form S-1 Registration Statement under the Securities Act of 1933, File No. 33-1511.

10(c) Agreement entered into among CDG Associates, ALI Equipment Management Corp. and Integrated Resources, Inc., incorporated by reference to
         Exhibit 10(d) to Form S-1 Registration Statement under the Securities Act of 1933, File No. 33-1511.

10(d) Bill of Sale dated as of December 16, 1985 between National Lease Income Fund 3, as Seller, and American Leasing Investors VIII-B, L.P., as Purchaser, incorporated by reference to Exhibit 10(g) to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, File No. 33-1511.

10(e) Lease Schedule dated as of December 16, 1985 between American Leasing Investors VIII-B, L.P., as Owner, and Clark O'Neill, Inc., as Lessee, incorporated by reference to Exhibit 10(h) to Amendment No. 1 to Registration Statement on Form S-1 under the Securities Act of 1933, File No. 33-1511.

10(f) Master Lease dated as of October 1, 1983 between National Lease Income Fund 2, as Lessor, and Clark O'Neill, Inc., as Lessee, incorporated by reference to Exhibit 10(i) to Amendment No. 1 to Registration Statement on Form S-1 under the Securities Act of 1933, File No. 33-1511.

10(g) Aircraft Lease (N60RA) dated as of December 16, 1986 between First Security Bank of Utah, N.A. (as trustee), as Lessor, and Hawaiian Airlines, Inc., as Lessee, regarding one (1) de Havilland DHC Dash 7 Series 102 Aircraft (serial no. 78), incorporated by reference to
         Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(h) Assignment of Purchase Agreement dated as of December 16, 1986 between Hawaiian Airlines, Inc. (the Assignor) and First Security Bank of Utah, N.A. (the Assignee), incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(i) Aircraft Lease (N890S) dated as of December 17, 1986 between First Security Bank of Utah, N.A. (as trustee), as Lessor, and Hawaiian Airlines, Inc., as Lessee, regarding One (1) de Havilland DHC Dash 7 Series 102 Aircraft (serial no. 13), incorporated by reference to
         Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(j) Bill of Sale dated as of December 17, 1986 between Hawaiian Airlines, Inc., as Seller, and First Security Bank of Utah, N.A., as Purchaser, incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(k) Purchase Agreement dated as of July 25, 1986 between Northern Telecom Inc., as Seller, and Champion International Corporation, as Purchaser, regarding two (2) telecommunications systems, incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(l) Assignment of Purchase Agreement dated as of October 31, 1986 between Champion International Corporation, as Assignor, and American Leasing Investors VIII-B, L.P., as Assignee, incorporated by reference to
         Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(m) Master Lease dated as of October 31, 1986 between American Leasing Investors VIII-B, L.P., as Lessor, and Champion International Corporation, as Lessee, incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(n) Loan and Security Agreement dated as of October 31, 1986 between Chase Lincoln Lease/Way, Inc., as Lender, and American Leasing Investors VIII-B, L.P., as Borrower, incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(o) Collateral Assignment of Lease dated as of October 31, 1986 between American Leasing Investors VIII-B, L.P., as Lessor, and Chase Lincoln Lease/Way, Inc., as Assignee, incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(p) Limited Recourse Note dated as of December 30, 1986 between American Leasing Investors VIII-B, L.P., as Maker, and Chase Lincoln Lease/Way, Inc., as Lender, incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-1580l.

10(q) Bill of Sale dated December 31, 1986 between Northern Telecom Inc., as Vendor, and American Leasing Investors VIII-B, L.P., as Customer, incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(r) Lease Agreement dated as of September 1, 1986 between Integrated Equipment Holding Corp., as Lessor, and E.I. DuPont de Nemours and Company, as Lessee, incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(s) Secured Promissory Note dated September 12, 1986 between Integrated Equipment Holding Corp., as Maker, and Nationwide Life Insurance Company, as the Secured Party, incorporated by reference to Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(t) Assignment of Leasing Agreement dated as of September 1, 1986 between Integrated Equipment Holding Corp., as Assignor, and Nationwide Life Insurance Company, as Assignee, and Consent To Assignment of Leasing Agreement dated as of September 1, 1986 between E.I. DuPont de Nemours and Company, as Lessee, and Assignor and Assignee listed above, incorporated by reference to Exhibit 10(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(u) Sales Contract dated August 19, 1986 between British Aerospace, Inc., as Seller, and Integrated Equipment Holding Corp., as Buyer,
         incorporated by reference to Exhibit 10(x) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(v) Aircraft Modification Agreement dated August 19, 1986 between Arkansas Modification Center, Inc., as Contractor, and Integrated Equipment Holding Corp., as Owner, incorporated by reference to Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(w) Aircraft Bill of Sale dated September 12, 1986 between Integrated Equipment Holding Corp., as Purchaser, and British Aerospace, Inc., as Seller, incorporated by reference to Exhibit 10(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(x) Bill of Sale dated as of October 10, 1986 between Integrated Equipment Holding Corp., as Seller, and First Security Bank of Utah, N.A., as Buyer, incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15801.

10(y) Trailer Lease Agreement dated as of January 1, 1987 between American Leasing Investors VIII-B, L.P., as Lessor, and Marx Truck Trailer Sales, Inc., as Lessee, incorporated by reference to Exhibit 10(bb) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 0-15801.

10(z) Amendment A to Equipment Schedule No. 1 dated as of December 16, 1991 under Master Lease dated as of October 31, 1986 between American Leasing Investors VIII-B, L.P., as Lessor, and Champion International Corporation, as Lessee, is incorporated by reference to Exhibit 10(z) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 0-15801.

10(aa) Amendment A to Equipment Schedule No. 2 dated as of December 16, 1991 under Master Lease dated as of October 31, 1986 between American Leasing Investors VIII-B, L.P., as Lessor, and Champion International Corporation, as Lessee, is incorporated by reference to Exhibit 10(aa) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 0-15801.

10(bb) Lease Amendment Number Three, dated July 1, 1992, to Lease dated December 16, 1986 between Hawaiian Airlines, Inc., as Lessee, and First Security Bank of Utah, N.A., not in its individual capacity, but solely as trustee under the Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated as of December 16, 1986, as Lessor, as amended and supplemented by Lease Supplement No. 1 dated December 31, 1986, Amendment Number One dated January 1, 1987, and Lease Amendment Number Two dated February 1, 1988, is incorporated by reference to Exhibit 10(bb) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(cc) Amendment Number Two to Mortgage and Loan Agreement dated as of July 1, 1992 between First Security Bank of Utah, N. A., not in its individual capacity, but solely as trustee under the Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated as of
         December 16, 1986, as Borrower, and Federal Deposit Insurance Corporation, as receiver for Goldome, successor to Goldome FSB, as Lender, dated November 12, 1992, and accompanying Promissory Note in the principal amount of $1,763,822.58, is incorporated by reference to
         Exhibit 10(cc) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(dd) Lease Amendment Number Three, dated as of July 1, 1992, to Lease dated December 17, 1986 between Hawaiian Airlines, Inc., as Lessee, and First Security Bank of Utah, N.A., not in its individual capacity, but solely as trustee under the Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated as of December 17, 1986, as Lessor, as amended and supplemented by Lease Supplement No. 1 dated December 31, 1986, Amendment Number One dated January 1, 1987, and Lease Amendment Number Two dated February 1, 1988, is incorporated by reference to Exhibit 10(dd) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(ee) Amendment Number Two to Mortgage and Loan Agreement dated as of July 1, 1992 between First Security Bank of Utah, N.A., not in its individual capacity, but solely as trustee under the Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated as of
         December 17, 1986, as Borrower, and Federal Deposit Insurance Corporation, as receiver for Goldome, successor to Goldome FSB, as Lender, dated November 12, 1992, and accompanying Promissory Note in the principal amount of $1,671,209.34, is incorporated by reference to
         Exhibit 10(ee) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(ff) Lease Supplement No. 3, dated October 22, 1992, to Lease Agreement between Integrated Equipment Holding Corp. ("Integrated"), as Lessor, and E.I. DuPont de Nemours and Company, as Lessee, dated September 1, 1986, as supplemented by Unit Record of Lease dated September 12, 1986, as assigned by Integrated under the Purchase, Assignment and Assumption Agreement dated as of October 10, 1986 to First Security Bank of Utah, N.A., not in its individual capacity, but solely as trustee under a Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated October 10, 1986, as amended by Lease Supplement Nos. 1 and 2, dated January 22, 1987 and December 20, 1989, respectively, is incorporated by reference to Exhibit 10(ff) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(gg) First Amendment to Loan and Security Agreement, dated as of October 22, 1992, between First Security Bank of Utah, N.A., not in its individual capacity, but solely as Trustee under a Trust Agreement for the benefit of American Leasing Investors VIII-B, L.P., dated as of October 10,1986, between American Leasing Investors VIII-B, L.P., as Trustee, and Nationwide Life Insurance Company and accompanying Secured Promissory Note in the amount of $344,987.84, is incorporated by reference to Exhibit 10(gg) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(hh) Notice from Marx Truck Trailer Sales to IREG, dated February 26, 1993, regarding direct sale of (19) 1987 Trailmobile Trailers to Action Carrier for $14,000 per trailer is incorporated by reference to Exhibit 10(hh) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801, is incorporated by reference to Exhibit 10(hh) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(ii)   Bill of Sale,  dated  March  16,  1993 of  American  Leasing  Investors
         VIII-B,  L.P. (Seller) to Action Carrier,  Inc.  (Purchaser)  regarding
         (19) 1987 Trailmobile Refrigerated Van Trailers, Model IANIUAL, is incorporated by reference to Exhibit 10(ii) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15801.

10(jj) Amendment No. 1 to Equipment Lease No. 6, dated as of October 18, 1995, between American Leasing Investors VIII-B, L.P., as lessor and Xerox Corporation, as lessee Leasing Investors VIII-B, L.P., as lessor and Xerox Corporation, as lessee is incorporated by reference to Exhibit 10(jj) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-15801