Form 10-Q
period 1997-03-31
AMERICAN LEASING INVESTORS VIII-B L P
filed 1997-05-14
CIK 783270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

                    Yes    [ X ]          No [   ]

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                           FORM 10-Q - MARCH 31, 1997


                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1997 and December 31, 1996 .................


         STATEMENTS OF OPERATIONS - For the three months ended
              March 31, 1997 and 1996 ..........................................


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1997....................................................


         STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1997 and 1996 ..........................................


         NOTES TO FINANCIAL STATEMENTS .........................................

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ............................


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS................................................


      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................

SIGNATURES .....................................................................

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                                 BALANCE SHEETS

                                                                         March 31,   December 31,
                                                                           1997          1996
                                                                        ----------    ----------
 ASSETS

     Leased equipment - net of accumulated depreciation
        of $750,554 and $5,531,953 .................................    $   60,021    $3,161,494
     Equipment held for lease or sale, net of
        accumulated depreciation of $4,841,065 .....................     3,041,807          --
     Cash and cash equivalents .....................................       191,019       201,251
     Other receivables and prepaid expenses ........................        63,148        50,633
                                                                        ----------    ----------

                                                                        $3,355,995    $3,413,378
                                                                        ==========    ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Accounts payable and accrued expenses .........................    $   45,718    $   44,108
     Deferred income ...............................................          --          49,800
     Due to affiliates .............................................         1,693         4,025
                                                                        ----------    ----------

            Total liabilities ......................................        47,411        97,933
                                                                        ----------    ----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (as restated) (20,442 units
        issued  and outstanding) ...................................     3,274,509     3,281,301
     General partners' equity (as restated) ........................        34,075        34,144
                                                                        ----------    ----------

        Total partners' equity .....................................     3,308,584     3,315,445
                                                                        ----------    ----------

                                                                        $3,355,995    $3,413,378
                                                                        ==========    ==========

                                See notes to financial statements.

                      AMERICAN LEASING INVESTORS VIII-B L.P.

                             STATEMENTS OF OPERATIONS

                                                        For the three months ended
                                                                 March 31,
                                                         -----------------------
                                                            1997         1996
                                                         ---------    ----------
Revenues
  Rental ............................................    $  86,307     $ 229,079
  Other - principally interest ......................        2,491         3,500
                                                         ---------     ---------

                                                            88,798       232,579
                                                         ---------     ---------

Costs and expenses
  Depreciation ......................................       59,666       142,523
  General and administrative ........................       26,630        22,676
  Operating .........................................       11,695           286
  Interest ..........................................         --          15,949
  Fees to affiliates ................................       (2,332)        4,582
                                                         ---------     ---------


                                                            95,659       186,016
                                                         ---------     ---------

Net (loss) income ...................................    $  (6,861)    $  46,563
                                                         =========     =========

Net (loss)income attributable to
  Limited partners ..................................    $  (6,792)    $  46,097
  General partners ..................................          (69)          466
                                                         ---------     ---------

                                                         $  (6,861)    $  46,563
                                                         =========     =========

Net income per unit of limited partnership interest
  (20,442 units outstanding) ........................    $    (.33)    $    2.26
                                                         =========     =========


                        See notes to financial statements

                          AMERICAN LEASING INVESTORS VIII-B, L.P.

                          STATEMENT OF PARTNERS' EQUITY




                                             Limited         General         Total
                                            Partners'       Partners'       Partners'
                                             Equity          Equity          Equity
                                          -----------     -----------     -----------

Balance, January 1, 1997 .............    $ 3,383,511     $   (68,066)    $ 3,315,445

Reallocation of partners' equity .....       (102,210)        102,210
                                          -----------     -----------     -----------

Balance, January 1, 1997 (as restated)      3,281,301          34,144       3,315,445

Net loss for the three months
     ended March 31, 1997
                                               (6,792)            (69)         (6,861)
                                          -----------     -----------     -----------

Balance, March 31, 1997 ..............    $ 3,274,509     $    34,075     $ 3,308,584
                                          ===========     ===========     ===========

                          AMERICAN LEASING INVESTORS VIII-B, L.P.
                                  STATEMENTS OF CASH FLOWS



                                                                 For the three months ended
                                                                           March 31,
                                                                 --------------------------
                                                                      1997          1996
                                                                   ---------     ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income ........................................    $  (6,861)    $  46,563
     Adjustments to reconcile net (loss) income to net
        cash (used in) provided by operating activities
            Depreciation ......................................       59,666       142,523
     Changes in assets and liabilities
        Other receivables and prepaid expenses ................      (12,515)      (12,098)
        Accounts payable and accrued expenses .................        1,610       (13,060)
        Deferred income .......................................      (49,800)         --
        Due to affiliates .....................................       (2,332)       (1,721)
        Accrued interest payable ..............................         --            (431)
                                                                   ---------     ---------
            Net cash (used in) provided by operating activities      (10,232)      161,776
                                                                   ---------     ---------


Cash flows from financing activities
     Distributions to partners ................................         --         (41,297)
     Principal payments of notes payable ......................         --        (191,243)
                                                                   ---------     ---------
            Net cash used in financing activities .............         --        (232,540)
                                                                   ---------     ---------

Net decrease in cash and cash equivalents .....................      (10,232)      (70,764)


Cash and cash equivalents, beginning of period ................      201,251       302,679
                                                                   ---------     ---------

Cash and cash equivalents, end of period ......................    $ 191,019     $ 231,915
                                                                   =========     =========

Supplemental disclosure of cash flow information
     Interest paid ............................................    $    --       $  16,380
                                                                   =========     =========

                            See notes to financial statements.

                          AMERICAN LEASING INVESTORS VIII-B, L.P.

                               NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the American Leasing Investors VIII-B L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Leased equipment and equipment held for lease or sale


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

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio Boram Corp., a subsidiary of Presidio, is the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

                          AMERICAN LEASING INVESTORS VIII-B, L.P.

                               NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. During the three months ended March 31, 1997 and 1996, reimbursable expenses due to Wexford from the Partnership amounted to $3,150 and $6,000.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $730 and $4,582 for the three months ended March 31, 1997 and 1996, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No partnership management fees were incurred for the three months ended March 31, 1997 and 1996.

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

                          AMERICAN LEASING INVESTORS VIII-B, L.P.

                               NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by Equipment Management.

4         PARTNERS' EQUITY

         The General Partners hold a 1% equity interest in the Partnership. At the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $102,210 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

5         SUBSEQUENT EVENT

         On January 21, 1997, the lease of the British Aerospace HS 125-800A aircraft (the "DuPont Aircraft") owned by the Partnership, expired in accordance with its original terms. The associated debt was repaid upon the receipt of the final rental installment. The lessee continued to utilize the DuPont Aircraft, with the Partnership's consent, until January 31, 1997 at which time the DuPont Aircraft was made available for its return inspection. On April 16, 1997, the Partnership sold the DuPont Aircraft to an unaffiliated third party for a purchase price of $5,400,000, exclusive of selling expenses of approximately $118,000. At the time of sale, the DuPont Aircraft had a net carrying value of approximately $3,041,800.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The General Partners hold a 1% equity interest in the Partnership. At the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $102,210 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

         As of March 31, 1997, the Partnership had operating reserves of approximately $206,756 which was comprised of undistributed cash from operations and sales of approximately $104,756 as well as the general working capital reserve of approximately $102,000. On April 16, 1997, the Partnership sold one of its two remaining assets, a British Aerospace HS 125-800A aircraft (the "Dupont Aircraft"), and generated net proceeds of approximately $5,282,000 in connection with the sale. As a result, the Partnership anticipates that during the second quarter of 1997 it will distribute the net proceeds of the sale, less any amounts required as reserves, which would amount to approximately $252 per Unit. The Partnership's sole remaining asset, packaging line equipment (the "Packaging Line Equipment") formerly leased to Xerox Corporation ("Xerox"), is not currently generating any revenue and is the subject of litigation described in Part II, Item 1. The Partnership does not anticipate that it will make any additional distributions other than the one referred to above until it disposes of the Packaging Line Equipment and resolves the issues associated with the litigation.

         The Partnership had no outstanding material commitments for capital expenditures as of March 31, 1997.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

         Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1997 and 1996:

         (i) In early July 1994, upon the receipt of the final rental installment during the initial lease term associated with the Packaging Line Equipment, the associated nonrecourse debt was repaid. Xerox, the lessee of the Packaging Line Equipment, exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option at a fair market rental rate equal to approximately 42% of the original rent. Since January 1, 1996, the Partnership and Xerox have attempted to reach agreement for either a lease extension or a sale of the Packaging Line Equipment. Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership, Xerox continued to utilize the Packaging Line Equipment while refusing to pay any rent. The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox which is described in Part II, Item 1. The Packaging Line Equipment had a net carrying value of approximately $60,021 and $78,259 at March 31, 1997 and December 31, 1996, respectively.

         (ii) On January 21, 1997, the lease of the DuPont Aircraft owned by the Partnership expired in accordance with its original terms. The associated debt was repaid upon the receipt of the final rental installment. The lessee continued to utilize the DuPont Aircraft, with the Partnership's consent, until January 31, 1997 at which time the DuPont Aircraft was made available for its return inspection. On April 16, 1997, the Partnership sold the DuPont Aircraft to an unaffiliated third party for a purchase price of $5,400,000, exclusive of selling expenses of approximately $118,000. At the time of sale, the DuPont Aircraft had a net carrying value of approximately $3,041,800.

         In April 1995, the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management"), and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by Equipment Management.


         Results of Operations


         Net income decreased for the three months ended March 31, 1997 as compared to the net income for the three months ended March 31, 1996, primarily due to expiration of the DuPont Aircraft lease on January 21, 1997.


         Expenses decreased for the three months ended March 31, 1997 in comparison to the three months ended March 31, 1996 due to reduction in interest expense, due primarily to the total repayment of debt associated with the DuPont Aircraft and decrease of depreciation expense.

PART II - OTHER INFORMATION





ITEM 1 - LEGAL PROCEEDINGS

               On June 30, 1994, the Partnership's lease of certain packaging line equipment (the "Packaging Line Equipment") with Xerox Corporation ("Xerox") was scheduled to expire in accordance with the original lease terms (the "Xerox Lease"). Upon receipt of the final rental installment due under the Xerox Lease the associated nonrecourse debt was repaid.

               In late 1993, Xerox had notified the Partnership of its intent to exercise its right to extend the Xerox Lease and Xerox and the Partnership commenced negotiations to determine the fair market rental value of the Packaging Line Equipment. Pursuant to the terms of the Xerox Lease, Xerox had the right to elect to extend the Xerox Lease for two consecutive periods of one year each. In October 1995, the Partnerships and Xerox agreed upon a lease rate for an eighteen month lease renewal which expired in December 31, 1995.

               Since January 1, 1996, the Partnership and Xerox have attempted to reach agreement for either a lease extension or a sale of the Packaging Line Equipment. Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership, Xerox continued to utilize the Packaging Line Equipment while refusing to pay any rent. The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox in the Supreme Court of the State of New York, County of New York, seeking compensation and punitive damages relating to Xerox's retention of the Packaging Line Equipment.

               Xerox has not yet filed an answer to the complaint.


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


                                        AMERICAN LEASING INVESTORS VIII-B, L.P.
                                    By: ALI Equipment Management Corp.
                                        Managing General Partner



                                    /s/ Douglas J. Lambert
                                        -------------------
                                        Douglas J. Lambert
                                        President (Principal Executive and
                                        Financial Officer)



Date: May 14, 1997