Form 10-Q
period 1997-06-30
AMERICAN LEASING INVESTORS VIII-B L P
filed 1997-08-18
CIK 783270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                    Yes    [ X ]          No [   ]

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                            FORM 10-Q - JUNE 30, 1997



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1997 and December 31, 1996


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1997 and
            1996 and for the six months ended June 30, 1997 and 1996


         STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1997


         STATEMENTS OF CASH FLOWS - For the six months  ended June 30,  1997 and
            1996


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 5 - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

      ITEM 5 - OTHER INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

                    AMERICAN LEASING INVESTORS VIII-B, L.P.

                                 BALANCE SHEETS


                                                                  June 30     December 31,
                                                                    1997         1996
                                                                ----------    ----------
ASSETS

 Cash and cash equivalents .................................    $  265,885    $  201,251
 Other receivables and prepaid expenses ....................        75,810        50,633
 Leased equipment - net of accumulated depreciation of
  $768,792 and $5,531,954 ..................................        41,784     3,161,494
                                                                ----------    ----------
                                                                $  383,479    $3,413,378
                                                                ==========    ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

 Accounts payable and accrued expenses .....................    $   51,917    $   44,108
 Due to affiliates .........................................         1,460         4,025
 Deferred income ...........................................          --          49,800
                                                                ----------    ----------

   Total liabilities .......................................        53,377        97,933
                                                                ----------    ----------

Commitments and contingencies

Partners' equity
 Limited partners' equity (as restated) (20,442 units issued
  and outstanding) .........................................    $  325,812    $3,281,301
 General partners' equity (as restated) ....................         4,290        34,144
                                                                ----------    ----------

  Total partners' equity ...................................       330,102     3,315,445
                                                                ----------    ----------

                                                                $  383,479    $3,413,378
                                                                ==========    ==========

                       See notes to financial statements.

                                  AMERICAN LEASING INVESTORS VIII-B, L.P.

                                          STATEMENTS OF OPERATIONS


                                                For the three months ended       For the six months ended
                                                          June 30,                        June 30,
                                               ---------------------------     ---------------------------
                                                    1997            1996            1997           1996
                                               -----------     -----------     -----------     -----------
Revenues
     Other, principally interest ..........    $    23,610    $     2,691     $    26,101     $     6,191
     Rental ...............................         12,435        229,079          98,742         458,158
                                               -----------     -----------     -----------     -----------

                                                    36,045        231,770         124,843         464,349
                                               -----------     -----------     -----------     -----------

Costs and expenses
     General and administrative ...........         32,717         12,893          59,347          35,569
     Depreciation .........................         18,237        142,521          77,903         285,044
     Operating ............................            100            239          11,795             525
     Fees to affiliates ...................            248          4,581          (2,084)          9,163
     Interest .............................           --           11,603            --            27,552
                                               -----------     -----------     -----------     -----------

                                                    51,302        171,837         146,961         357,853
                                               -----------     -----------     -----------     -----------

                                                   (15,257)        59,933         (22,118)        106,496
Other income
     Gain on disposition of equipment - net      2,240,193           --         2,240,193            --
                                               -----------     -----------     -----------     -----------

Net income ................................    $ 2,224,936    $    59,933     $ 2,218,075     $   106,496
                                               ===========    ===========     ===========     ===========

Net income attributable to
     Limited partners .....................    $ 2,202,687    $    59,334     $ 2,195,895     $   105,431
     General partners .....................         22,249            599          22,180           1,065
                                               -----------    -----------     -----------     -----------

                                               $ 2,224,936    $    59,933     $ 2,218,075     $   106,496
                                               ===========    ===========     ===========     ===========

Net income per unit of limited partnership
     interest (20,442 units outstanding) ..    $    107.75    $      2.90     $    107.42     $      5.16
                                               ===========     ===========     ===========     ===========

                       See notes to financial statements.

                         AMERICAN LEASING INVESTORS VIII-B, L.P.

                              STATEMENT OF PARTNERS' EQUITY


                                               Limited          General         Total
                                              Partners'        Partners'       Partners'
                                               Equity           Equity          Equity

Balance, January 1, 1997 ...............    $ 3,383,511     $   (68,066)    $ 3,315,445

Reallocation of partners' equity .......       (102,210)        102,210            --
                                            -----------     -----------     -----------

Balance, January 1, 1997 (as restated) .      3,281,301          34,144       3,315,445

Distributions paid for the
     six months ended June 30, 1997
     ($252 per limited partnership unit)     (5,151,384)        (52,034)     (5,203,418)

Net income for the six months
     ended June 30, 1997 ...............      2,195,895          22,180       2,218,075
                                            -----------     -----------     -----------

Balance, June 30, 1997 .................    $   325,812     $     4,290     $   330,102
                                            ===========     ===========     ===========

                           See notes to financial statements.

                         AMERICAN LEASING INVESTORS VIII-B, L.P.

                                            STATEMENTS OF CASH FLOWS

                                                                     For the six months ended
                                                                             June 30,
                                                                   ---------------------------
                                                                       1997             1996
                                                                   -----------     -----------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

Cash flows from operating activities
     Net income ...............................................    $ 2,218,075     $   106,496
     Adjustments to reconcile net income to net
        cash (used in) provided by operating activities
            Depreciation ......................................         77,903         285,044
            Gain on disposition of equipment - net ............     (2,240,193)           --
     Changes in assets and liabilities
        Other receivables and prepaid expenses ................        (25,177)        (24,232)
        Accounts payable and accrued expenses .................          7,809         (21,483)
        Due to affiliates .....................................         (2,565)         (1,721)
        Deferred income .......................................        (49,800)           --
        Accrued interest payable ..............................           --              (871)
                                                                   -----------     -----------

            Net cash (used in) provided by operating activities        (13,948)        343,233
                                                                   -----------     -----------

Cash flows from investing activities
     Proceeds from disposition of equipment - net .............      5,282,000            --
                                                                   -----------     -----------

Cash flows from financing activities
     Distributions to partners ................................     (5,203,418)        (41,297)
     Principal payments of notes payable ......................           --          (386,822)
                                                                   -----------     -----------

            Net cash used in financing activities .............     (5,203,418)       (428,119)
                                                                   -----------     -----------

Net increase (decrease) in cash and cash equivalents ..........         64,634         (84,886)

Cash and cash equivalents, beginning of period ................        201,251         302,679
                                                                   -----------     -----------

Cash and cash equivalents, end of period ......................    $   265,885     $   217,793
                                                                   ===========     ===========

Supplemental disclosure of cash flow information
     Interest paid ............................................    $      --       $    28,423
                                                                   ===========     ===========

                           See notes to financial statements.

                         AMERICAN LEASING INVESTORS VIII-B, L.P.

                              NOTES TO FINANCIAL STATEMENTS


 1       INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the American Leasing Investors VIII-B, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Recently issued accounting pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

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

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. During the six months ended June 30, 1997 and 1996, reimbursable expenses due to Wexford from the Partnership amounted to $8,324 and $12,241.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $(2,084) and $9,163 for the six months ended June 30, 1997 and 1996, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement,

                         AMERICAN LEASING INVESTORS VIII-B, L.P.

                              NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         subject to increase after the limited partners have received certain specified minimum returns on their investment. No partnership management fees were incurred for the six months ended June 30, 1997 and 1996.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by Equipment Management.

 4       PARTNERS' EQUITY

         The General Partners hold a 1% equity interest in the Partnership. At the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $102,210 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General

                         AMERICAN LEASING INVESTORS VIII-B, L.P.

                              NOTES TO FINANCIAL STATEMENTS

 4       PARTNERS' EQUITY (continued)

         Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

 5       DISTRIBUTIONS TO PARTNERS

         Distributions paid to partners represented distributable cash from sales, as defined in the Limited Partnership Agreement, for the second quarter of 1997. Distributions to limited partners were $252 per limited partnership unit and distributions to the general partners aggregated $52,034 and were paid in May 1997.

 6       EQUIPMENT SALE

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

         As of June 30, 1997, the Partnership had operating reserves of approximately $288,000 which was comprised of undistributed cash from operations and sales of approximately $186,000 as well as the general working capital reserve of approximately $102,000. On April 16, 1997, the Partnership sold one of its two remaining assets, a British Aerospace HS 125-800A aircraft (the "Dupont Aircraft"), and generated net proceeds of approximately $5,282,000 in connection with the sale. The Partnership distributed the net proceeds of the sale, less any amounts required as reserves, of $252 per Unit in May 1997. The Partnership's sole remaining asset, packaging line equipment (the "Packaging Line Equipment") formerly leased to Xerox Corporation ("Xerox"), is not currently generating any revenue and is the subject of litigation described in Part II, Item 1. The Partnership does not anticipate that it will make any additional distributions until it disposes of the Packaging Line Equipment and resolves the issues associated with the litigation.

         The Partnership had no outstanding material commitments for capital expenditures as of June 30, 1997.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

         Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1997 and 1996:

         (i) In early July 1994, upon the receipt of the final rental installment during the initial lease term associated with the Packaging Line Equipment, the associated nonrecourse debt was repaid. Xerox, the lessee of the Packaging Line Equipment, exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option at a fair market rental rate equal to approximately 42% of the original rent. Since January 1, 1996, the Partnership and Xerox have attempted to reach agreement for either a lease extension or a sale of the Packaging Line Equipment. Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership, Xerox continued to utilize the Packaging Line Equipment while refusing to pay any rent. The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox which is described in Part II, Item 1. The Packaging Line Equipment had a net carrying value of $41,784 and $78,259 at June 30, 1997 and December 31, 1996, respectively.

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

         In April 1995, the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management"), and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by Equipment Management.

Results of Operations

         Net income increased for the quarter and the six months ended June 30, 1997, as compared to the net income for the quarter and six months ended June 30, 1996, due to the recognition of the gain from the sale of the DuPont Aircraft on April 16, 1997.

         Revenue decreased for the quarter and six months ended June 30, 1997, as compared to the corresponding periods of the prior year, primarily due to the expiration of the lease of DuPont Aircraft on January 21, 1997. This was partially offset by the interest earned on the proceeds generated from the sale of the DuPont Aircraft available for the short term investment.

         Expenses decreased for the quarter and six months ended June 30, 1997, as compared to the corresponding periods of the prior year due to: (i) less depreciation in the current periods on the DuPont Aircraft sold on April 16, 1997, (ii) reduced interest due to the repayment of debt associated with the DuPont Aircraft in January 1997, (iii) lower equipment management fees due to reduced rental on which such fee is based, (iv) offset by the increase in legal and operating expenses related to the DuPont Aircraft.

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

               In late 1993, Xerox had notified the Partnership of its intent to exercise its right to extend the Xerox Lease and Xerox and the Partnership commenced negotiations to determine the fair market rental value of the Packaging Line Equipment. Pursuant to the terms of the Xerox Lease, Xerox had the right to elect to extend the Xerox Lease for two consecutive periods of one year each. In October 1995, the Partnerships and Xerox agreed upon a lease rate for an eighteen month lease renewal which expired on December 31, 1995.

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

               On June 19, 1997, Xerox responded to the Partnership's complaint by a motion to compel appraisal and to stay the proceedings pending such appraisal. The Partnership intends to contest Xerox's motion, but there can be no assurance as to the timing or outcome of such contest of the Xerox motion.

ITEM 5 - OTHER INFORMATION

               On July 25, 1997, Wexford, the administrator for Presidio ("Presidio"), the parent company of ALI Equipment Management Corp., ALI Capital Corp. and Presidio Boram Corp., the Managing, Corporate and Associate General Partners, respectively, of (the "Partnership") and Integrated Resources Equipment Group Inc., received notice from Presidio Holding Company, LLC, which stated that it was the holder of 63% of the outstanding Class A common shares of Presidio, that it was seeking to remove the three current Class A directors and replacing them with Edward Scheetz, David Hamamoto and David King effective as of 12:00 p.m. on September 2, 1997. There exists substantial doubt as to the effectiveness of such notice. On August 15, 1997, Presidio applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of Presidio Holding LLC, dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of Presidio.

               As of August 18, 1997, there have been no changes in the composition of the officers and directors of the general partners. In addition, the administrative services agreement with Wexford remains in effect and is scheduled to terminate in November 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: None.
(b)      Reports on Form 8-K: Current report on Form 8-K dated April 16, 1997.

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


                                        AMERICAN LEASING INVESTORS VIII-B, L.P.
                               By:      ALI Equipment Management Corp.
                                        Managing General Partner



                                        /s/ Douglas J. Lambert
                                        ----------------------
                                        Douglas J. Lambert
                                        President (Principal Executive and
                                        Financial Officer)



 Date: August 18, 1997