Form 10-Q
period 1997-09-30
AMERICAN LEASING INVESTORS VIII-B L P
filed 1997-11-19
CIK 783270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (203) 862-7444
              (Registrant's telephone number, including area code)

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

                    Yes    [ X ]          No [   ]

                     AMERICAN LEASING INVESTORS VIII-B, L.P.
                         FORM 10-Q - SEPTEMBER 30, 1997


                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

        BALANCE SHEETS - September 30, 1997 and December 31, 1996


        STATEMENTS OF OPERATIONS - For the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996


        STATEMENT OF PARTNERS' EQUITY - For the nine months ended
             September 30, 1997


        STATEMENTS OF CASH FLOWS - For the nine months ended
             September 30, 1997 and 1996

        NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                                 BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                      1997            1996
                                                                   ----------      ----------
ASSETS

     Cash and cash equivalents .................................   $  222,507      $  201,250
     Other receivables and prepaid expenses ....................       88,028          50,633
     Leased equipment - net of accumulated depreciation of
        $787,030 and $5,531,954 ................................       23,546       3,161,495
                                                                   ----------      ----------

                                                                   $  334,081      $3,413,378
                                                                   ==========      ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Accounts payable and accrued expenses .....................   $   24,341      $   44,108
     Due to affiliates .........................................        1,709           4,025
     Deferred income ...........................................         --            49,800
                                                                   ----------      ----------

            Total liabilities ..................................       26,050          97,933
                                                                   ----------      ----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (as restated) (20,442 units issued
        and outstanding) .......................................   $  303,961      $3,281,301
     General partners' equity (as restated) ....................        4,070          34,144
                                                                   ----------      ----------

        Total partners' equity .................................      308,031       3,315,445
                                                                   ----------      ----------

                                                                   $  334,081      $3,413,378
                                                                   ==========      ==========

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                            STATEMENTS OF OPERATIONS


                                                                    For the three months ended           For the nine months ended
                                                                           September 30,                      September 30,
                                                                  -----------------------------       -----------------------------
                                                                      1997              1996               1997              1996
                                                                  -----------       -----------       -----------       -----------
Revenues
     Rental ................................................      $    12,436       $   229,080       $   111,178       $   687,238
     Other, principally interest ...........................            3,060             2,775            29,161             8,966
                                                                  -----------       -----------       -----------       -----------

                                                                       15,496           231,855           140,339           696,204
                                                                  -----------       -----------       -----------       -----------
Costs and expenses
     General and administrative ............................           19,079            18,237            78,426            53,806
     Depreciation ..........................................           18,239           142,523            96,142           427,567
     Operating .............................................             --                 137            11,795               662
     Fees to affiliates ....................................             --               4,582            (1,835)           13,745
     Interest ..............................................              249             7,160               --             34,712
                                                                  -----------       -----------       -----------       -----------
                                                                       37,567           172,639           184,528           530,492
                                                                  -----------       -----------       -----------       -----------

                                                                      (22,071)           59,216           (44,189)          165,712
Other income
     Gain on disposition of equipment - net ................             --                --           2,240,193              --
                                                                  -----------       -----------       -----------       -----------

Net income (loss) ..........................................      $   (22,071)      $    59,216       $ 2,196,004       $   165,712
                                                                  ===========       ===========       ===========       ===========

Net income (loss) attributable to
     Limited partners ......................................      $   (21,850)      $    58,624       $ 2,174,044       $   164,055
     General partners ......................................             (221)              592            21,960             1,657
                                                                  -----------       -----------       -----------       -----------

                                                                  $   (22,071)      $    59,216       $ 2,196,004       $   165,712
                                                                  ===========       ===========       ===========       ===========
Net income (loss) per unit of limited partnership
     interest (20,442 units outstanding) ...................      $     (1.07)      $      2.87       $    106.35       $      8.03
                                                                  ===========       ===========       ===========       ===========

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          STATEMENT OF PARTNERS' EQUITY


                                                                            Limited                 General                Total
                                                                           Partners'               Partners'             Partners'
                                                                            Equity                  Equity                Equity
                                                                          -----------            -----------            -----------
Balance, January 1, 1997 ......................................           $ 3,383,511            $   (68,066)           $ 3,315,445

Reallocation of partners' equity ..............................              (102,210)               102,210                   --
                                                                          -----------            -----------            -----------


Balance, January 1, 1997 (as restated) ........................             3,281,301                 34,144              3,315,445


Distributions paid for the
     nine months ended September 30, 1997
     ($252 per limited partnership unit) ......................            (5,151,384)               (52,034)            (5,203,418)


Net income for the nine months
     ended September 30, 1997 .................................             2,174,044                 21,960              2,196,004
                                                                          -----------            -----------            -----------


Balance, September 30, 1997 ...................................           $   303,961            $     4,070            $   308,031
                                                                          ===========            ===========            ===========



See notes to financial statements.

                  AMERICAN LEASING INVESTORS VIII-B, L.P.

                          STATEMENTS OF CASH FLOWS

                                                                   For the nine months ended
                                                                         September 30,
                                                                  --------------------------
                                                                      1997           1996
                                                                  -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
Cash flows from operating activities
     Net income ...............................................   $ 2,196,004    $   165,712
     Adjustments to reconcile net income to net
        cash (used in) provided by operating activities
            Depreciation ......................................        96,142        427,567
            Gain on disposition of equipment - net ............    (2,240,193)          --
     Changes in assets and liabilities
        Accounts receivable ...................................          --          (37,306)
        Other receivables and prepaid expenses ................       (37,395)           716
        Accounts payable and accrued expenses .................       (19,767)       (18,963)
        Due to affiliates .....................................        (2,316)        (1,721)
        Deferred income .......................................       (49,800)          --
        Accrued interest payable ..............................          --           (1,321)
                                                                  -----------    -----------
            Net cash (used in) provided by operating activities       (57,325)       534,684
                                                                  -----------    -----------
Cash flows from investing activities
     Proceeds from disposition of equipment - net .............     5,282,000           --
                                                                  -----------    -----------

Cash flows from financing activities
     Distributions to partners ................................    (5,203,418)       (41,297)
     Principal payments of notes payable ......................          --         (586,835)
                                                                  -----------    -----------
            Net cash used in financing activities .............    (5,203,418)      (628,132)
                                                                  -----------    -----------
Net increase (decrease) in cash and cash equivalents                   21,257        (93,448)

Cash and cash equivalents, beginning of period                        201,250        302,679
                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................   $   222,507    $   209,231
                                                                  ===========    ===========

Supplemental disclosure of cash flow information
     Interest paid ............................................   $      --      $    36,033
                                                                  ===========    ===========

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


 1       INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the American Leasing Investors VIII-B, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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

         Recently issued accounting pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

         Management of the Company does not believe that these new standards will have a material effect on the Company's reported operating results, per share amounts, financial position or cash flows.


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

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and the associate general partner. On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford Management LLC ("Wexford"), the administrator for Presidio, expired. Pursuant to that agreement Wexford had authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement, dated as of November 3, 1997 (the "ASA") which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including Equipment Management, the Corporate General Partner, the associate general partner and the Partnership, for a term of six months. During the nine months ended September 30, 1997 and 1996, reimbursable expenses due to Wexford from the Partnership amounted to $12,569 and $18,391, respectively.

         Effective November 3, 1997, officers and employees of Wexford that had served as officers and/or directors of Equipment Management, the Corporate General Partner and the Associate General Partner tendered their resignation. On the same date, the Board of Directors appointed new individuals to serve as officers and/or directors of Equipment Management, the Corporate General Partner and the Associate General Partner.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of ($1,835) and $13,745 for the nine months ended September 30, 1997 and 1996, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No partnership management fees were incurred for the nine months ended September 30, 1997 and 1996.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by Equipment Management. The agreement with Fieldstone was scheduled to terminate November 3, 1997. Equipment Management and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services in respect of the Partnership pending the conclusion of such negotiation.


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

5        EQUIPMENT SALE

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

         As of September 30, 1997, the Partnership had operating reserves of approximately $284,000 which was comprised of undistributed cash from operations and sales of approximately $182,000 as well as the general working capital reserve of approximately $102,000. On April 16, 1997, the Partnership sold one of its two remaining assets, a British Aerospace HS 125-800A aircraft (the "DuPont Aircraft"), and generated net proceeds of approximately $5,282,000 in connection with the sale. The Partnership distributed the net proceeds of the sale, less any amounts required as reserves, of $252 per Unit in May 1997. The Partnership's sole remaining asset, packaging line equipment (the "Packaging Line Equipment") leased to Xerox Corporation ("Xerox"), is not currently generating any revenue and is the subject of litigation described in Part II, Item 1. The Partnership does not anticipate that it will make any additional distributions until it disposes of the Packaging Line Equipment and resolves the issues associated with the litigation.

         The Partnership had no outstanding material commitments for capital expenditures as of September 30, 1997.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

         Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1997 and 1996:

         (i) In early July 1994, upon the receipt of the final rental installment during the initial lease term associated with the Packaging Line Equipment, the associated nonrecourse debt was repaid. Xerox, the lessee of the Packaging Line Equipment, exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option at a fair market rental rate equal to approximately 42% of the original rent. Since January 1, 1996, the Partnership and Xerox have attempted to reach agreement for either a lease extension or a sale of the Packaging Line Equipment. Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership, Xerox continued to utilize the Packaging Line Equipment while failing to pay any rent. The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox which is described in Part II, Item 1. The Packaging Line
               Equipment had a net carrying value of $23,546 and $78,259 at September 30, 1997 and December 31, 1996, respectively.

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

         In April 1995, the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management"), and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by Equipment Management. The agreement with Fieldstone was scheduled to terminate November 3, 1997. Equipment Management and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services in respect of the Partnership pending the conclusion of such negotiation.

         Results of Operations

         The Partnership recognized a loss of approximately $22,000 for the quarter ended September 1997 and $44,000 for the nine months ended September 1997 as compared to the corresponding periods of the prior year, before gain on disposition of equipment of approximately $2,240,000 in April 1997.

         Revenue decreased for the quarter and nine months ended September 30, 1997, as compared to the corresponding periods of the prior year, primarily due to the expiration of the lease of DuPont Aircraft on January 21, 1997. This was partially offset by the interest earned on the proceeds generated from the sale of the DuPont Aircraft available for the short term investment.

         Expenses decreased for the quarter and nine months ended September 30, 1997, as compared to the corresponding periods of the prior year due to: (i) less depreciation in the current periods on the DuPont Aircraft sold on April 16, 1997, (ii) reduced interest due to the repayment of debt associated with the DuPont Aircraft in January 1997, (iii) lower equipment management fees due to reduced rental on which such fee is based, (iv) offset by the increase in nine months ended September 30, 1997 in legal and operating expenses related to the DuPont Aircraft.

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

Since January 1, 1996, the Partnership and Xerox have attempted to reach agreement for either a lease extension or a sale of the Packaging Line Equipment. Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership, Xerox continued to utilize the Packaging Line Equipment while failing to pay any rent. The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox in the Supreme Court of the State of New York, County of New York, seeking compensation and punitive damages relating to Xerox's retention of the Packaging Line Equipment.

On June 19, 1997, Xerox responded to the Partnership's complaint by bringing a motion to compel appraisal and to stay the proceedings during such appraisal process; the Partnership contested such motion. On October 14, 1997, the Court ordered Xerox and the Partnership each to appoint an appraiser, both of whom are to be paid by Xerox, and to have the appraisers determine the fair market value rental and purchase price from the litigants' differing points of view. Additionally, pursuant to the Court's order, both sides are now actively engaged in discovery while the appraisers are proceeding with their evaluations.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: None.

(b) Reports on Form 8-K: Current reports on Form 8-K dated July 25, 1997 and August 28, 1997.

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


                                       AMERICAN LEASING INVESTORS VIII-B, L.P.

                              By:      ALI Equipment Management Corp.
                                       Managing General Partner


                              /s/     Richard Sabella
                                      ----------------------------------------
                                      Richard Sabella
                                      President


                             /s/      Kevin Reardon
                                      ----------------------------------------
                                      Kevin Reardon
                                      Vice President, Treasurer and Secretary
                                      (Chief Accounting Officer)

 Date: November 19, 1997