Form 10-K
period 1997-12-31
AMERICAN LEASING INVESTORS VIII-B L P
filed 1998-03-31
CIK 783270

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
December 31, 1997                                                Number 0-15801

                     AMERICAN LEASING INVESTORS VIII-B, L.P.
             (Exact name of Registrant as specified in its charter)

       Delaware                                             13-3275939
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)

411 West Putnam Avenue, Greenwich, CT                          06830
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including
area code                                                  203-862-7444

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


                       Documents Incorporated by Reference

                                                  Location in Form 10-K in Which
Document                                             Document is Incorporated
--------                                             ------------------------
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

Through November 2, 1994, the Managing General Partner and the Corporate General Partner were wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Managing General Partner and the Corporate General Partner was purchased by Presidio Capital Corp. ("Presidio"). As of February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio replaced CDG Associates as the Associate General Partner. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the General Partners. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. Presidio was also party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of the General Partners.

On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the General Partners.
Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct or indirect subsidiaries and affiliates.

Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or Directors of the General Partners tendered their resignations. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

Registrant had owned one (1) British Aerospace HS 125-800A aircraft (the "DuPont Aircraft") which had been leased to a third party pursuant to a full payout lease through January 31, 1997 and certain packaging line equipment leased to a third party. Registrant does not engage in any other business or any foreign operation and thus a presentation of information about industry segments or geographic areas is not relevant.

In an offering, which terminated on December 12, 1986, Registrant sold 20,440 units of limited partnership interest (the "Units") for gross proceeds aggregating $10,220,000. As of December 31, 1987, substantially all of the net proceeds available for investment had been invested in equipment.

During the fiscal years ended December 31, 1997, 1996 and 1995, the leasing of transportation equipment constituted approximately 83%, 95% and 94% of Registrant's rental revenues and the leasing of photocopying, telephone and telecommunications and packaging line equipment constituted approximately 17%, 5% and 6% of Registrant's rental revenues.

Registrant's rental revenues were derived primarily from lease payments from lessees of its equipment. None of such lessees are affiliated with Registrant. During the fiscal year ended December 31, 1997, lease payments from the following lessees were the source of 10% percent or more of Registrant's gross rental revenues: E.I. DuPont de Nemours and Co. ("DuPont") was the source of approximately 83% with respect to the DuPont Aircraft and Xerox Corporation ("Xerox") was the source of approximately 17% with respect to certain packaging line equipment. The lease of the DuPont Aircraft expired on January 21, 1997 in accordance with its original terms. The associated debt was repaid upon the receipt of the final rental installment. The lessee continued to utilize the DuPont Aircraft until January 31, 1997 at which time the DuPont Aircraft was made available for return inspection on January 31, 1997. On April 16, 1997, Registrant sold the DuPont Aircraft to an unaffiliated third party for a purchase price of $5,400,000, exclusive of selling expenses of approximately $118,000. At the time of the sale, the DuPont Aircraft had a net carrying value of approximately $3,041,800.

In early July 1994, upon the receipt of the final rental installment, the original lease of certain packaging line equipment (the "Packaging Line Equipment") was scheduled to expire. In addition, the associated nonrecourse debt was repaid upon the receipt of the final rental installment. The lessee exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option, at a fair market rental rate equal to approximately 42% of the original rent. The foregoing rate was not agreed upon until October 1995. Since January 1, 1996, Registrant and the lessee have attempted to reach agreement for either a lease extension or a sale of the Packaging Line Equipment. Notwithstanding the absence of an agreement on a lease extension, and without the consent of Registrant, the lessee continued to utilize the Packaging Line Equipment while failing to pay any rent. Registrant and the lessee were unable to reach an agreement and, on April 17, 1997, Registrant commenced an action against the lessee. This action was settled during the course of trial which is described in Part 1, Item 3.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplemental Data," for further information.

Recent Developments

In January 1998, Registrant received proposed notices of assessment from the City of New York, Department of Finance with respect to Unincorporated Business Tax ("UBT") of approximately $130,000 for the years 1992, 1993 and 1994. The City of New York is alleging that UBT is owed by Registrant with respect to conducting business in New York City.

Final assessments have not yet been issued. Registrant intends to vigorously contest the assessment. Although there can be no assurance that Registrant will be successful in its contest of the assessment, Registrant believes the assessment is without merit. Registrant has not recorded any provision or liability as a result of the proposed notices of assessment.

Competition

At December 31, 1997, Registrant's remaining asset in its portfolio was the Packaging Line Equipment which was sold in January 1998.

Employees

Registrant does not have any employees. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant. NorthStar Presidio also performs similar services for other affiliates of the Managing General Partner. Integrated Resources Equipment Group, Inc. ("IREG"), an indirect subsidiary of Presidio, manages Registrant's equipment portfolio pursuant to a Management Agreement. See Item 10, "Directors and Executive
Officers of Registrant," Item 11, "Executive Compensation," and Item 13, "Certain Relationships and Related Transactions."

In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to Registrant as well as to certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by the Managing General Partner. The agreement with Fieldstone was scheduled to expire on November 3, 1997. The Managing General Partner and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services with respect to Registrant pending the conclusion of such negotiation.


Item 2.           Properties

As of March 1, 1998, Registrant did not have any interest in equipment. (1)

 (1)     See  Item 1,  "Business,"  and  Item 7,  "Management's  Discussion  and
         Analysis  of  Financial   Condition  and  Results  of  Operations"  for
         additional information.



Item 3.           Legal Proceedings

On June 30, 1994, Registrant's lease of certain Packaging Line Equipment with Xerox was scheduled to expire in accordance with the original lease terms (the "Xerox Lease"). Upon receipt of the final rental installment due under the Xerox Lease the associated nonrecourse debt was repaid.

In late 1993, Xerox had notified Registrant of its intent to exercise its right to extend the Xerox Lease and Xerox and Registrant commenced negotiations to determine the fair market rental value of the Packaging Line Equipment. Pursuant to the terms of the Xerox Lease, Xerox had the right to elect to extend the Xerox Lease for two consecutive periods of one year each. In October 1995, Registrant and Xerox agreed upon a lease rate for an eighteen month lease renewal which expired on December 31, 1995.

Since January 1, 1996, Registrant and Xerox have attempted to reach agreement for either a lease extension or a sale of the Packaging Line Equipment. Notwithstanding the absence of an agreement on a lease extension, and without the consent of Registrant, Xerox continued to utilize the Packaging Line Equipment while failing to pay any rent. Registrant and Xerox were unable to reach an agreement and, on April 17, 1997, Registrant commenced an action against Xerox in the Supreme Court of the State of New York, County of New York, seeking compensation and punitive damages relating to Xerox's retention of the Packaging Line Equipment. This action was settled during the course of trial.


Xerox, during the course of the litigation, remitted to Registrant the fair market rental value of approximately $31,000 for the two year period from January 1, 1996 through December 31, 1997, as well as a purchase amount for the equipment of approximately $82,000 at January 1, 1998.


Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

There is no developed public market for the Units of Registrant.

As of March 1, 1998, there were approximately 900 record holders of Units of Registrant, owning an aggregate of 20,442 Units.

During  the  past  two  fiscal  years,   Registrant   made  the  following  cash
distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

   Distribution with respect to              Amount of Distribution Per Unit (1)
   Quarter Ended
                                                    1997                1996
                                                 ----------          ----------
   March 31 ........................             $  --               $    --
   June 30 .........................             $   252.00          $    --
   September 30 ....................             $  --               $    --
   December 31 .....................             $  --               $    --

(1) The amount listed represents distribution of cash from the sale of the DuPont Aircraft. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to Registrant's future distributions).

Registrant's quarterly cash from operations reached minimal levels at the end of 1995 and the costs associated with making quarterly cash distributions remain fixed; therefore, the Managing General Partner had decided to discontinue quarterly cash distributions (except that it is anticipated that cash from sales would be distributed with respect to the quarter in which such sales were made). Registrant does not anticipate that it will make any additional distributions until it resolves the issues associated with the tax examination of the Unincorporated Business Tax. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information relating to Registrant's ability to make future cash distributions.

Item 6.           Selected Financial Data

                                                             Year ended December 31,
                             ------------------------------------------------------------------------------------
                                   1997              1996             1995              1994              1993
                             -------------   ---------------   --------------    --------------   ---------------
Revenues (1)                 $     121,256   $       927,775   $      947,892    $    1,454,168   $     2,365,043
Net Income (Loss) (1)        $   2,070,316   $       238,389   $      886,943    $     (101,662)  $      (129,467)
Net Income (Loss) Per Unit   $      100.26   $        11.55    $        42.95    $        (4.92)  $        (6.27)
Distribution Per Unit        $      252.00   $         -       $        17.00    $        10.00   $         29.00
Total Assets                 $     245,725   $     3,413,378   $    4,036,097    $    7,220,488   $     8,418,078
Long-term Obligations
        $      -        $        -        $      791,382    $    4,268,227   $     5,163,456
Total Partners' Equity       $     182,343   $     3,315,445   $    3,077,056    $    2,541,133   $     2,849,280


(1) Not included in revenues are gains from the disposition of equipment of $2,240,193, $736,487, $4,730 and $18,908 for the years ended December 31,
     1997, 1995, 1994 and 1993, respectively. Such gains are included in Net Income (Loss).


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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant made cash distributions to limited partners with respect to 1997 of $252.00 per Unit. As of December 31, 1997, approximately 4% of Registrant's equipment, on an original cost basis, remained in its portfolio consisting solely of the Packaging Line Equipment which was sold effective January 1, 1998. As of December 31, 1997, Registrant had operating reserves of approximately $177,000 (or approximately $8.57 per Unit), which was comprised of undistributed cash from operations and sales of approximately $74,800, as well as the original working capital of $102,200 (1% of original offering proceeds).

Set forth below is a description of various transactions which have impacted the liquidity of Registrant during 1996 and 1997:

      i) On December 21, 1996, the debt associated with the lease of the DuPont Aircraft was repaid upon the receipt of the final rental installment. On January 21, 1997, the lease of the DuPont Aircraft expired in accordance with its term. The associated debt was repaid upon the receipt of Registrant's final rental installment. The lessee continued to utilize the DuPont Aircraft, with the Registrant's consent, until January 31, 1997 at which time the DuPont Aircraft was made available for its return inspection. On April 16, 1997, Registrant sold the DuPont Aircraft to an unaffiliated third party for a purchase price of $5,400,000, exclusive of selling expenses of approximately $118,000. At the time of sale, the DuPont Aircraft had a net carrying value of approximately $3,041,800.

      ii) In early July 1994, upon the receipt of the final rental installment during the initial lease term associated with the Packaging Line Equipment, the associated nonrecourse debt was repaid. The lessee of the Packaging Line Equipment exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option at a fair market rental rate equal to approximately 42% of the original rent. Since January 1, 1996, Registrant and the lessee have attempted to reach agreement for either a lease extension or a sale of the Packaging Line Equipment. Notwithstanding the absence of an agreement on a lease extension, and without the consent of Registrant, the lessee continued to utilize the Packaging Line Equipment while failing to pay any rent. Registrant and the lessee were unable to reach an agreement and, on April 17, 1997, Registrant commenced an action against the lessee. The action was settled during the course of trial which is described in Part I, Item 3. The Packaging Line Equipment had a net carrying value of $5,308 and $78,259 at December 31, 1997 and 1996, respectively.

At December 31, 1997, Registrant's remaining asset was the Packaging Line Equipment which was sold to Xerox on January 1, 1998. The Managing General Partner has decided to discontinue quarterly cash distributions until the resolution of the tax examination relating to Unincorporated Business Tax. It is Registrant's intention to maintain reserves (including the original working capital reserve) sufficient to support Registrant's future obligations.

Upon the consummation of the resolution of the tax examination relating to Unincorporated Business Tax, the Managing General Partner will then prepare a final accounting of Registrant's assets and liabilities, commence the dissolution and termination of Registrant and make a final distribution to partners.

Inflation and changing prices have not had any material effect on Registrant's revenues since its inception nor does Registrant anticipate any material effect on its business from these factors.

Registrant had no outstanding material commitments for capital expenditures as of December 31, 1997.

Year 2000

Costs associated with the year 2000 conversion are not expected to have any impact on the Registrant's operations.

Results of Operations for 1997 as Compared to 1996

Registrant's rental revenue decreased for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The decrease was primarily due to the expiration of the lease of the DuPont Aircraft on January 21, 1997. This was partially offset by the interest earned on the proceeds generated from the sale of the DuPont Aircraft available for short term investment.

Costs and expenses decreased for 1997 as compared to 1996 due to: (i) less depreciation on the DuPont Aircraft which was sold on April 16, 1997, (ii) reduced interest expense due to the repayment of debt in January 1997 associated with the DuPont Aircraft , (iii) lower equipment management fees due to reduced rentals on which such fee is based, (iv) offset by an increase in general and administrative expenses due to increased legal fees and an increase in operating expenses related to the DuPont Aircraft.

Registrant's net income for 1997 was approximately $2,070,000 as compared to net income of approximately $238,000 for 1996. The principal reason for the increase in net income was the gain on the disposition of equipment recognized in 1997 of approximately $2,240,000. The increase in net income was partially offset by the increase in general and administrative expenses.


Results of Operations for 1996 as Compared to 1995

Registrant's rental revenues for the year ended December 31, 1996 decreased slightly as compared to the year ended December 31, 1995.

Interest expense decreased by approximately 65% for 1996 as compared to 1995, due to the continued reduction of the principal amount of outstanding indebtedness by the application of rental payments on the leveraged transaction.

Operating expenses decreased by approximately 48% for 1996 as compared to 1995, primarily due to the reduction of maintenance and administrative expenses associated with leases.

General and administrative expenses decreased approximately 35% for 1996 as compared to 1995, primarily due to a decrease in legal and auditing expenses in 1996.

Fees to affiliates decreased by approximately 19% for 1996 as compared to 1995, due primarily to the decrease in equipment management fees resulting from a reduction in rental revenues on which such fees are based as well as to the absence of partnership management fees during 1996

Registrant's net income for 1996 was approximately $238,000 as compared to net income of approximately $887,000 for 1995. The principal reason for the change was the gain on the disposition on the foreclosure of the Hawaiian Aircraft recognized in 1995 of approximately $736,000. The decrease in net income was offset primarily by a decrease in interest expense from approximately $105,000 in 1995 to approximately $37,000 in 1996.

Item 8.           Financial Statements and Supplemental Data


                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      INDEX




Independent Auditor's Report

Financial statements - years ended
  December 31, 1997, 1996 and 1995

      Balance sheets
      Statements of income
      Statement of partners' equity
      Statements of cash flows
      Notes to financial statements

Schedule:

        II -- Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

To the Partners of
American Leasing Investors VIII-B, L.P.
Greenwich, Connecticut

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of American Leasing Investors VIII-B, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Leasing Investors VIII-B, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4, the Partnership sold its remaining asset effective January 1, 1998, and as a result, has completed the liquidation of its asset portfolio. Pending the resolution of a tax claim against the Partnership which is discussed in Note 10, the Partnership anticipates making a final distribution to its partners and dissolving shortly thereafter.



/s/Hays & Company
-----------------
Hays & Company


February 13, 1998
New York, New York

                            AMERICAN LEASING INVESTORS VIII-B, L.P.

                                         BALANCE SHEETS


                                                                            December 31,
                                                                     -------------------------
                                                                        1997           1996
                                                                     ----------     ----------
ASSETS

     Cash and cash equivalents .................................     $  208,631     $  201,251
     Other receivables and prepaid expenses ....................         31,786         50,633
     Leased equipment - net ....................................          5,308      3,161,494
                                                                     ----------     ----------

                                                                     $  245,725     $3,413,378
                                                                     ==========     ==========
LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses .....................     $   62,765     $   44,108
     Due to affiliates .........................................            617          4,025
     Deferred income ...........................................           --           49,800
                                                                     ----------     ----------

            Total liabilities ..................................         63,382         97,933
                                                                     ----------     ----------

Commitments and contingencies (Notes 3, 4, 8 and 10)

Partners' equity
     Limited partners' equity (as restated) (20,442 units issued
        and outstanding) .......................................        179,530      3,281,301
     General partners' equity (as restated) ....................          2,813         34,144
                                                                     ----------     ----------

            Total partners' equity .............................        182,343      3,315,445
                                                                     ----------     ----------

                                                                     $  245,725     $3,413,378
                                                                     ==========     ==========

See notes to financial statements.

                            AMERICAN LEASING INVESTORS VIII-B, L.P.

                                      STATEMENTS OF INCOME

                                                             Year ended December 31,
                                                   --------------------------------------------
                                                        1997            1996            1995
                                                   -----------      -----------     -----------
Revenues
     Rental ..................................     $    89,278      $   916,317     $   922,188
     Other, principally interest .............          31,978           11,458          25,704
                                                   -----------      -----------     -----------

                                                       121,256          927,775         947,892
                                                   -----------      -----------     -----------

Costs and expenses
     General and administrative ..............         131,278           61,943          96,006
     Depreciation ............................         114,380          570,089         570,088
     Other ...................................          33,680             --              --
     Operating ...............................          11,795            1,700           3,245
     Interest ................................            --             37,328         105,351
     Fees to affiliates ......................            --             18,326          22,746
                                                   -----------      -----------     -----------

                                                       291,133          689,386         797,436
                                                   -----------      -----------     -----------

                                                      (169,877)         238,389         150,456

Gain on sale of equipment (Note 9) ...........       2,240,193             --           736,487
                                                   -----------      -----------     -----------

Net income ...................................     $ 2,070,316      $   238,389     $   886,943
                                                   ===========      ===========     ===========

Net income attributable to
     Limited partners ........................     $ 2,049,613      $   236,005     $   878,074
     General partners ........................          20,703            2,384           8,869
                                                   -----------      -----------     -----------

                                                   $ 2,070,316      $   238,389     $   886,943
                                                   ===========      ===========     ===========

Net income per unit of limited partnership
     interest (20,442 units outstanding) .....     $    100.26      $     11.55     $     42.95
                                                   ===========      ===========     ===========

See notes to financial statements.

                            AMERICAN LEASING INVESTORS VIII-B, L.P.

                                 STATEMENT OF PARTNERS' EQUITY

                          YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997




                                                       Limited          General         Total
                                                      Partners'        Partners'      Partners'
                                                       Equity           Equity          Equity
                                                   -----------      -----------      -----------
Balance, January 1, 1995 .....................     $ 2,616,942      $   (75,809)     $ 2,541,133

Reallocation of partners' equity (Note 6) ....        (102,210)         102,210             --
                                                   -----------      -----------      -----------

Balance, January 1, 1995 (as restated) .......       2,514,732           26,401        2,541,133

Net income - 1995 ............................         878,074            8,869          886,943

Distributions to partners ($17.00 per  limited
     partnership unit) .......................        (347,510)          (3,510)        (351,020)
                                                   -----------      -----------      -----------

Balance, December 31, 1995 (as restated) .....       3,045,296           31,760        3,077,056

Net income - 1996 ............................         236,005            2,384          238,389
                                                   -----------      -----------      -----------

Balance, December 31, 1996 (as restated) .....       3,281,301           34,144        3,315,445

Net income - 1997 ............................       2,049,613           20,703        2,070,316

Distributions to partners ($252.00 per limited
     partnership unit) .......................      (5,151,384)         (52,034)      (5,203,418)
                                                   -----------      -----------      -----------

Balance, December 31, 1997 ...................     $   179,530      $     2,813      $   182,343
                                                   ===========      ===========      ===========

See  notes to financial statements.

                                         STATEMENTS OF CASH FLOWS
                                  AMERICAN LEASING INVESTORS VIII-B, L.P.

                                                                        Year ended December 31,
                                                            ---------------------------------------------
                                                               1997              1996             1995
                                                            -----------      -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income .......................................     $ 2,070,316      $   238,389      $   886,943
     Adjustments to reconcile net income to net
        cash (used in) provided by operating activities
            Depreciation ..............................         114,380          570,089          570,088
            Gain on sale of equipment .................      (2,240,193)            --           (736,487)
     Changes in assets and liabilities
        Accounts receivable ...........................            --               --             38,408
        Other receivables and prepaid expenses ........          18,847          (48,799)           2,529
        Accounts payable and accrued expenses .........          18,657          (26,707)          (6,016)
        Deferred income ...............................         (49,800)            --             49,800
        Due to affiliates .............................          (3,408)          (1,721)           3,920
                                                            -----------      -----------      -----------
            Net cash (used in) provided by
                 operating activities .................         (71,201)         731,251          809,185
                                                            -----------      -----------      -----------
Cash flows from investing activities
     Proceeds from disposition of equipment ...........       5,281,999             --               --
                                                            -----------      -----------      -----------
Cash flows from financing activities
     Distributions to partners ........................      (5,203,418)         (41,297)        (309,723)
     Principal payments on notes payable ..............            --           (791,382)        (780,927)
                                                            -----------      -----------      -----------

            Net cash used in financing activities .....      (5,203,418)        (832,679)      (1,090,650)
                                                            -----------      -----------      -----------
Net increase (decrease) in cash and cash
     equivalents ......................................           7,380         (101,428)        (281,465)

Cash and cash equivalents, beginning of year ..........         201,251          302,679          584,144
                                                            -----------      -----------      -----------

Cash and cash equivalents, end of year ................     $   208,631      $   201,251      $   302,679
                                                            ===========      ===========      ===========

Supplemental disclosure of cash flow information
     Interest paid ....................................     $      --        $    39,109      $   118,771
                                                            ===========      ===========      ===========

On August 3, 1995, the Hawaiian Airlines, Inc. ("Hawaiian") lender foreclosed on the Hawaiian aircraft and the Partnership removed the net carrying value of the Hawaiian airacraft of approximately $2,292,000 and the related nonrecourse notes and accrued interest payable of approximately $2,991,000 from its respective accounts (Note 9)

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


1         ORGANIZATION

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

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         Financial statements

         The financial statements include only those assets, liabilities and results of operations, which relate to the business of the Partnership.

         Cash and cash equivalents

         For the purpose of the statements of cash flows, the Partnership considers all short-term investments, which have original maturities of three months or less from the date of issuance to be cash equivalents.

         Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

         Net income and distributions per unit of limited partnership interest

         Net income and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (20,442) during the year.

         Income taxes

         No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

         The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income, which changes could effect the income tax liability of the individual partners.

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

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         Recently issued accounting pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings Per Share" established standards for computing and presenting earnings per share, and became effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" established standards for disclosing information about an entity's capital structure, and became effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Recently issued accounting pronouncements Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

         Management of the Partnership does not believe that these new standards have, or will have a material effect on the Partnership's reported operating results, per unit amounts, financial position or cash flows.

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") were wholly owned subsidiaries of Integrated Resources, Inc. ("Integrated") through November 2, 1994. On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Corporate General Partner, Equipment Management and IREG was purchased by Presidio Capital Corp. ("Presidio"). CDG Associates was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

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

         Subject to the rights of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the general partners. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the general partners. Presidio was also party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of the general partners.

         On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA") which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the general partners and the Partnership. Presidio also entered into a management agreement with NorthStar
         Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

         Effective November 3, 1997, officers and employees of Wexford that had served as officers and/or directors of the general partners tendered their resignations. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the general partners.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. During the years ended December 31, 1996 and 1995, the Partnership incurred expenses of $18,326 and $18,444, respectively, for such management services. No such fees were incurred during the year ended December 31, 1997.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. During the year ended December 31, 1995, the Partnership incurred partnership management fees of $4,302. Such amounts are included in fees to affiliates in the statements of income. No partnership management fees were incurred for the years ended December 31, 1997 and 1996.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as to certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by Equipment Management. The agreement with Fieldstone was scheduled to expire on November 3, 1997. Equipment Management and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services with respect to the Partnership pending the conclusion of such negotiation.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

4         LEASED EQUIPMENT

         Leased equipment is summarized as follows:

                                                             December 31,
                                                      --------------------------
                                                          1997           1996
                                                      ----------      ----------
Transportation equipment (net of accumulated
    depreciation of $4,799,637 in 1996) ........      $     --        $3,083,235

Packaging line equipment (net of accumulated
    depreciation of $805,268 and $732,317) .....           5,308          78,259
                                                      ----------      ----------
                                                      $    5,308      $3,161,494
                                                      ==========      ==========

         The lease of the Partnership's transportation equipment expired during January 1997 and the equipment was sold on April 16, 1997 (Note 9).

         On June 30, 1994, the Partnership's lease of certain Packaging Line Equipment with Xerox was scheduled to expire in accordance with the original lease terms (the "Xerox Lease"). Upon receipt of the final rental installment due under the Xerox Lease the associated nonrecourse debt was repaid.

         In late 1993, Xerox had notified the Partnership of its intent to exercise its right to extend the Xerox Lease and Xerox and the Partnership commenced negotiations to determine the fair market rental value of the Packaging Line Equipment. Pursuant to the terms of the Xerox Lease, Xerox had the right to elect to extend the Xerox Lease for two consecutive periods of one year each. In October 1995, the Partnership and Xerox agreed upon a lease rate for an eighteen month lease renewal which expired on December 31, 1995.

         Since January 1, 1996, the Partnership and Xerox have attempted to reach agreement for either a lease extension or a sale of the Packaging Line Equipment. Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership, Xerox continued to utilize the Packaging Line Equipment while failing to pay any rent. The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox in the Supreme Court of the State of New York, County of New York, seeking compensation and punitive damages relating to Xerox's retention of the Packaging Line Equipment. This action was settled during the course of trial in early 1998.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

4         LEASED EQUIPMENT (continued)

         Xerox, during the course of the litigation, remitted to the Partnership the fair market rental value of approximately $31,000 for the two year period from January 1, 1996 through December 31, 1997, as well as a purchase amount for the equipment of approximately $82,000 which is effective as of January 1, 1998.


5         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                              December 31
                                                      --------------------------
                                                        1997               1996
                                                      -------            -------
Professional fees ........................            $57,670            $23,811
Operating expenses .......................              3,362              1,058
Sales and income taxes ...................              1,733             19,239
                                                      -------            -------
                                                      $62,765            $44,108
                                                      =======            =======

6         PARTNERS' EQUITY

         The General Partners hold a 1% equity interest in the Partnership. At the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $102,210 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect this reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

         The Partnership filed its tax return on a cash basis until 1987 when, as a requirement of the Tax Reform Act of 1986, it was converted to the accrual basis of accounting eliminating, over time, most timing differences with the exception of accelerated depreciation for tax purposes. A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                  Year ended December 31,
                                     --------------------------------------------
                                         1997             1996            1995
                                     -----------      -----------     -----------
Net income per financial
  statements ...................     $ 2,070,316      $   238,389     $   886,943

Financial statement depreciation
  in excess of tax depreciation          114,380          532,347         522,895

Difference between financial
  statements and tax basis of
  equipment sold or disposed of        3,008,757             --         2,291,901

Accrued expenses ...............          67,328             --              --

Difference between financial
  statements and tax  basis of
  advanced rental payments .....         (49,800)            --            49,800
                                     -----------      -----------     -----------
Net income per tax basis .......     $ 5,210,981      $   770,736     $ 3,751,539
                                     ===========      ===========     ===========

         The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows.

                                                           December 31,
                                                 ------------------------------
                                                     1997               1996
                                                 -----------        -----------
Net assets per financial statements ......       $   182,343        $ 3,315,445

Net carrying value of equipment ..........            (5,308)        (3,128,445)
Syndication costs ........................         1,149,750          1,149,750
Accrued expenses .........................            67,328               --
Deferred income ..........................              --               49,800
                                                 -----------        -----------
Net assets per tax basis .................       $ 1,394,113        $ 1,386,550
                                                 ===========        ===========

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


8         MAJOR LESSEES

         Revenues from equipment leased to individual lessees, which generated 10% or more of rental revenues, are as follows:

                                                  Year ended December 31,
                                           ------------------------------------
                                             1997          1996          1995
                                           --------      --------      --------
One Hawker Siddeley 125-800A aircraft      $ 73,871      $866,575      $866,575
% of rental revenues .................           83%           95%           94%

Packaging Line Equipment .............     $ 15,407      $   --            --
% of rental revenues .................           17%           -%            -%

9         EQUIPMENT SALES

         DuPont Aircraft

         On January 21, 1997, the lease of the British Aerospace HS 125-800A aircraft (the "DuPont Aircraft") owned by the Partnership, expired in accordance with its original terms. The associated debt was repaid upon the receipt of the final rental installment. The lessee continued to utilize the DuPont Aircraft, with the Partnership's consent, until January 31, 1997 at which time the DuPont Aircraft was made available for its return inspection. On April 16, 1997, the Partnership sold the DuPont Aircraft to an unaffiliated third party for $5,400,000, exclusive of selling expenses of approximately $118,000. At the time of sale, the DuPont Aircraft had a net carrying value of approximately $3,041,800.

         Hawaiian Aircraft

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

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

9         EQUIPMENT SALES (continued)

         Hawaiian Aircraft (continued)

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

10        COMMITMENTS AND CONTINGENCIES

         In January 1998, The Partnership received proposed notices of assessment from the City of New York, Department of Finance with respect to Unincorporated Business Tax ("UBT") of approximately $130,000 for the years 1992, 1993 and 1994. The City of New York is alleging that UBT is owed by the Partnership with respect to conducting business in New York City.

         Final assessments have not yet been issued. The Partnership intends to vigorously contest the assessment. Although there can be no assurance that the Partnership will be successful in its contest of the assessment, the Partnership believes the assessment is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

                                            AMERICAN LEASING INVESTORS VIII-B, L.P.
                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                            Additions
                                                                   ----------------------
                                                   Balance at      Charged to   Charged to                          Balance at
                                                   Beginning       Costs and       Other          Additions             End
                  Description                      of Period       Expenses      Accounts       (Deductions)        of Period
                  -----------                      ---------       --------      --------       ------------        ---------
 YEAR ENDED DECEMBER 31, 1997
    Equipment held for sale, valuation
       allowance for equipment
       impairment
         Transportation equipment                  $        -         $  -       $  -            $      -             $  -
    Allowance for uncollectible accounts -
       accounts receivable                                  -            -          -                  -                 -
                                                   ----------         --------   --------        -----------          --------
                                                   $        -         $  -       $  -            $     -              $  -
                                                   ==========         =========  =========       ===========          =========
 YEAR ENDED DECEMBER 31, 1996
    Equipment held for sale, valuation
       allowance for equipment

       impairment
         Transportation equipment                  $        -         $  -       $  -            $     -              $  -
    Allowance for uncollectible accounts -
       accounts receivable                                  -            -          -                  -                 -
                                                   ----------         ---------  ---------       -----------          ---------
                                                   $        -         $  -       $  -            $     -              $  -
                                                   ==========         =========  =========       ===========          =========
 YEAR ENDED DECEMBER 31, 1995
    Equipment held for sale, valuation
       allowance for equipment
       impairment
         Transportation equipment                  $2,493,000         $  -       $  -            $(2,493,000) (A)     $  -
    Allowance for uncollectible accounts -
       accounts receivable                            866,584            -          -               (866,584) (B)        -
                                                      --------        ---------  ---------       ----------           ---------
                                                   $3,359,584         $  -       $  -            $(3,359,584)         $  -
                                                   ===========        =========  =========       ===========          =========

(A) Represents valuation allowance for equipment impairment relating to certain transportation equipment disposed of during 1995.

(B) Represents allowance for uncollectible accounts relating to assets which were disposed of during 1995.

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

                                                                               Has served as a
                                                                                Director and/or
                                                                                Officer of the
                                                                                Managing Partner
        Name                  Age      Position Held                                since
        ----                  ---      -------------                                -----
W. Edward Scheetz             33       Director                                 November 1997
David Hamamoto                38       Director                                 November 1997
Richard Sabella               42       President, Director                      November 1997
David King                    35       Executive VP, Director, Assistant        November 1997
                                       Treasurer
Lawrence R. Schachter         41       Senior VP, Chief Financial Officer       January 1998
Kevin Reardon                 39       VP, Secretary, Treasurer, Director       November 1997
Allan B. Rothschild           36       Executive VP                             December 1997
Marc Gordon                   33       VP                                       November 1997
Charles Humber                24       VP                                       November 1997
Adam Anhang                   24       VP                                       November 1997
Gregory Peck                  23       Assistant Secretary                      November 1997

Each director and officer of the Managing General Partner and of the Corporate General Partner will hold office until his successor is elected and qualified.

The Managing General Partner also acts as the managing general partner of National Lease Income Fund 6 L.P. The foregoing partnership is or was in the past engaged in the acquisition, leasing and disposition of equipment.

There are no family relationships between or among any of the directors and/or executive officers of the Managing General Partner.

W. Edward Scheetz co-founded NorthStar Capital Partners with David Hamamoto in July 1997, having previously been a partner at Apollo Real Estate Advisors L.P. since 1993. From 1988 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners with W. Edward Scheetz in July 1997, having previously been a partner and a co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co., where he initiated the effort to build a real estate principal investment business in 1988 under the auspices of the Whitehall Funds.

Richard Sabella joined NorthStar Capital Partners in November 1997, having previously been the head of real estate and a partner at the law firm of Cahill, Gordon & Reindel since 1989. Mr. Sabella has also been associated with the law firms of Milgrim, Thomajian, Jacobs & Lee, P.C. and Cravath, Swaine & Moore.

David King joined NorthStar Capital Partners in November 1997, having previously been a Senior Vice President of Finance at Olympia & York Companies (USA). Prior to joining Olympia & York in 1990, Mr. King worked for Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998, having previously held the position as Controller at CB Commercial/Hampshire, LLC from 1996 to 1997. Prior to joining CB, Mr. Schachter held the position of Controller at Goodrich Associates in 1996 and at Greenthal/Harlan Realty Services Co. from 1992 to 1995. Mr. Schachter, who holds a CPA, graduated from Miami University
(Ohio).

Kevin Reardon joined NorthStar Capital Partners in October 1997, having previously held the position of Controller at Lazard Freres Real Estate Investors from 1996 to 1997. Prior to joining Lazard Freres, Mr. Reardon was the Director of Finance in charge of European expansion at the law firm of Dewey Ballantine from 1993 to 1996. Prior to 1993, Mr. Reardon held a financial position at Hearst - ABC - Viacom Entertainment Services. Mr. Reardon, who holds a CPA, graduated from Fordham University with a B.S. in Accounting.

Allan B. Rothschild joined NorthStar Presidio in December 1997, having previously been the Senior Vice President and General Counsel of Newkirk Limited Partnership where he managed a large portfolio of net-leased real estate assets. Prior to joining Newkirk in September 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners in October 1997, having previously been a Vice President in the Real Estate Investment Banking Group at Merrill Lynch where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and real estate intensive operating companies. Prior to joining Merrill Lynch in 1993, Mr. Gordon was in the Real Estate and Banking Group at the law firm of Irell & Manella. Mr. Gordon graduated from Dartmouth College with an A.B. in economics and also holds a J.D. from the UCLA School of Law.

Charles Humber joined NorthStar Capital Partners in September 1997, having previously worked for Merrill Lynch's Real Estate Investment Banking Group from 1996 to 1997. Mr. Humber graduated from Brown University with a B.A. in international relations and organizational behavior and management which is where he was prior to 1996.

Adam Anhang joined NorthStar Capital Partners in August 1997, having previously worked for The Athena Group's Russia and Former Soviet Union development team from 1996 to 1997. Mr. Anhang graduated from the Wharton School of the University of Pennsylvania with a B.S. in economics with concentrations in finance and real estate, which is where he was prior to 1996.

Gregory Peck joined NorthStar Capital Partners in July 1997, having previously worked for the Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group from 1996 to 1997. Prior to joining Morgan Stanley, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group from 1994 to 1996. Mr. Peck graduated from Columbia College with an A.B. in mathematics and an A.B. in economics.

Messrs. Scheetz, Hamamoto, Sabella, King and Reardon also serve as directors of the general partners of the following limited partnerships whose limited partnership units are registered under Section 12 of the Exchange Act: Aircraft Income Partners, L.P., Resources Pension Shares 5, L.P., Vista Properties, Resources Accrued Mortgage Investors 2, L.P., Resources Accrual Mortgage
Investors Series 86, L.P., Integrated Resources High Equity Partners - Series 85, High Equity Partners, L.P. - Series 86 and High Equity Partners, L.P. - Series 88.

Presidio  Boram  Corp.,  the  Associate  General  Partner,   is  a  Wholly-owned
subsidiary of Presidio whose directors are Messrs. Scheetz, Hamamoto, Sabella, King and Reardon.

Registrant believes, based on written representations received by it, that for 1997 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's securities, Registrant's general partners and the officers and directors of such general partners, were complied with.


Item 11. Executive Compensation

Registrant is not required to pay the officers or directors of the General Partners any remuneration. The Managing General Partner does not presently pay any remuneration to any of its officers or directors. See Item 13, "Certain Relationships and Related Transactions."

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1998, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1998, neither the General Partners nor their officers and directors were known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partners.

The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Class A Shares as of March 11, 1998 (based on 37 Class A Shares outstanding on such date) by: (i) each person who beneficially owns 5% or more of the Class A Shares, (ii) the executive officers of Presidio, (iii) each of Presidio's directors, and (iv) all directors and executive officers as a group:

                                                    Amount and nature                   Percentage
       Name of Beneficial Owner                  Of Beneficial Ownership                Outstanding
       ------------------------                  -----------------------                -----------
W. Edward Scheetz                                        27(1)                             72.97%
David Hamamoto
Presidio Holding Company LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

John M. Angelo                                            5(2)                             13.51%
Michael L. Gordon
AG Presidio Investors, LLC
c/o Angelo, Gordon & Co., LP
245 Park Avenue, 26th Floor
New York, NY 10167

M.H. Davidson & Co.                                       3(3)                             8.11%
DK Presidio Investors, LLC
c/o M.H. Davidson & Company
885 Third Avenue
New York, NY 10022

John A. Motulsky                                          2(4)                             5.41%
c/o Stonehill Partners, LP
Stonehill Offshore Partners Limited
Stonehill Institutional Partners, LP
110 East 59th Street
New York, NY 10022

Richard Sabella                                          --(1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

David King                                               --(1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

Kevin Reardon                                            -- (1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

Directors and executive officers as a group (5 persons)

(1) As the managing member of Presidio Capital Investment Company, LLC ("PCIC"), Presidio Holding Company, LLC (PHC") may be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act, shares held by PCIC. In addition, as controlling parties of PHC, Northstar Capital Partners ("NCP") and NorthStar Capital Holdings I, LLC ("NCHI") may be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act shares held by PCIC. Each of PHC, NCP and NCHI disclaims any beneficial ownership of such shares.

         Pursuant to that certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interests in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First amendment thereto dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC.

(2) John M. Angelo and Michael L. Gordon, members of AG Presidio Investors, LLC, may be deemed to be beneficial owners under Section 13-d3 of the Exchange Act of the securities held by PCIC.

(3) M.H. Davidson & Company, as the managing member of DK Presidio Investors, LLC, may be deemed to be the beneficial owners under Section 13-d3 of the Exchange Act of the securities held by PCIC.

(4) John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a general partner of Stonehill Institutional Partners, L.P. and a managing member of Stonehill Advisers LLC, a New York limited liability company that is the investment advisor to Stonehill Offshore Partners. Stonehill Partners, L.P., Stonehill Offshore Partners, Stonehill Institutional Partners L.P. and Motulsky are sometimes collectively referred to herein as "Stonehill." The principal business of Stonehill is investing.



Item 13. Certain Relationships and Related Transactions

The following sums were paid to affiliates by Registrant for services rendered to Registrant during 1997:

Name of Recipient                              Capacity in Which Served                      Compensation
-----------------                              ------------------------                      ------------
ALI Equipment Management Corp.                 Managing General Partner                     $  41,628   (1)
Presidio Boram Corp.                           Associate General Partner                    $   5,203   (2)
ALI Capital Corp.                              Corporate General Partner                    $   5,203   (3)
IREG                                           Affiliated Equipment Broker,
                                               Equipment Manager and Partnership Manager    $   -       (4)

(1) This amount represents distributions of distributable cash from sales and operations paid to the Managing General Partner for 1997. Pursuant to the Limited Partnership Agreement, 1% of the income or loss of Registrant is allocated to the General Partners (1/10 of 1% to the Associate General Partner, 1/10 of 1% to the Corporate General Partner and 8/10 of 1% to the Managing General Partner). Pursuant thereto, for 1997, $41,816 of Registrant's taxable income was allocated to the Managing General Partner.

(2) These amounts represent distributions of distributable cash from sales and operations paid to the Associate General Partner for 1997. Additionally, pursuant to the Limited Partnership Agreement described in footnote (1) above, for 1997, $5,211 of Registrant's taxable income was allocated to the Associate General Partner.

(3) This amount represents distributions of distributable cash from sales paid to the Corporate General Partner for 1997. Additionally, pursuant to the Limited Partnership Agreement described in footnote (1) above, for 1997, $5,211 of Registrant's taxable income was allocated to the Corporate General Partner.

(4) IREG provides equipment management services to Registrant pursuant to the Management Agreement, for a fee based upon a percentage of Registrant's gross revenues from the equipment in its portfolio. Such Equipment Management Fees aggregated $0 for 1997. Pursuant to the Management Agreement referred to above, IREG is also entitled to receive partnership management fees of 4% of the cash from operations. The Registrant did not incur any such fees for 1997. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the possible impact of declining equipment management fees on IREG and Registrant.

PART IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)1.    Financial   Statements   (see  Index  to   Financial   Statements   and
         Supplemental Data in Item 8).

(a)2.    Financial Statement Schedule

II -- Valuation and Qualifying Accounts (see Index to Financial Statements and Supplemental Data in Item 8).

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

(b)      Current   Reports  on  Form  8-K  filed  during  the  last  quarter  of
         Registrant's fiscal year:

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1998.


AMERICAN LEASING INVESTORS VIII-B, L.P.


By:      ALI EQUIPMENT MANAGEMENT CORP.
         Managing General Partner
                                                                      Date
                                                                      ----

By:      /s/ Richard Sabella                                    March 27, 1998
         -------------------
         Richard Sabella
         President


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


       Signature                  Title                               Date
       ---------                  -----                               ----


/s/ Lawrence Schachter       Senior Vice President and          March 27, 1998
-----------------------      Chief Financial Officer
Lawrence Schachter

/s/ Richard Sabella          Director and President             March 27, 1998
-------------------
Richard Sabella

/s/ David King               Director and Executive             March 27, 1998
--------------               Vice President
David King

/s/ Kevin Reardon            Director and Vice President,       March 27, 1998
-----------------            Treasurer and Secretary
Kevin Reardon

EXHIBIT INDEX



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