Form 10-Q
period 1998-03-31
AMERICAN LEASING INVESTORS VIII-B L P
filed 1998-05-15
CIK 783270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                    Yes    [ X ]          No [   ]

                     AMERICAN LEASING INVESTORS VIII-B, L.P.
                           FORM 10-Q - MARCH 31, 1998





                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1998 and December 31, 1997


         STATEMENTS OF OPERATIONS - For the three months ended March 31, 1998 and 1997


         STATEMENT OF  PARTNERS'  EQUITY - For the three  months ended March 31,
               1998


         STATEMENTS OF CASH FLOWS - For the three  months  ended  March 31, 1998 and 1997


         NOTES TO FINANCIAL STATEMENTS


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION


      ITEM 1 - LEGAL PROCEEDINGS


      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             AMERICAN LEASING INVESTORS VIII-B, L.P.

                                         BALANCE SHEETS


                                                                        March 31,  December 31,
                                                                          1998         1997
                                                                        --------     --------
ASSETS

     Cash and cash equivalents ....................................     $268,167     $208,631
     Other receivables and prepaid expenses .......................        1,141       31,786
     Leased equipment - net of accumulated depreciation of
        $805,268 at December 31, 1997 .............................         --          5,308
                                                                        --------     --------

                                                                        $269,308     $245,725
                                                                        ========     ========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Accounts payable and accrued expenses ........................     $ 69,878     $ 62,765
     Due to affiliates ............................................         --            617
                                                                        --------     --------

            Total liabilities .....................................       69,878       63,382
                                                                        --------     --------

Commitments and contingencies

Partners' equity
     Limited partners' equity (20,442 units issued and outstanding)      196,446      179,530
     General partners' equity .....................................        2,984        2,813
                                                                        --------     --------

        Total partners' equity ....................................      199,430      182,343
                                                                        --------     --------

                                                                        $269,308     $245,725
                                                                        ========     ========

See notes to financial statements.

                         AMERICAN LEASING INVESTORS VIII-B, L.P.

                                 STATEMENTS OF OPERATIONS



                                                              For the three months ended
                                                                      March 31,

                                                                  1998         1997
                                                               --------      --------
Revenues
     Other, principally interest .........................     $  3,274      $  2,491
     Rental ..............................................         --          86,307
                                                               --------      --------

                                                                  3,274        88,798
                                                               --------      --------

Costs and expenses
     General and administrative ..........................       63,004        26,630
     Depreciation ........................................         --          59,666
     Operating ...........................................         --          11,695
     Fees to affiliates ..................................         --          (2,332)
                                                               --------      --------

                                                                 63,004        95,659
                                                               --------      --------

                                                                (59,730)       (6,861)
Other income
     Gain on disposition of equipment - net ..............       76,817          --
                                                               --------      --------

Net income (loss) ........................................     $ 17,087      $ (6,861)
                                                               ========      ========

Net income (loss) attributable to
     Limited partners ....................................     $ 16,916      $ (6,792)
     General partners ....................................          171           (69)
                                                               --------      --------

                                                               $ 17,087      $ (6,861)
                                                               ========      ========

Net income (loss) per unit of limited partnership interest
     (20,442 units outstanding) ..........................     $    .83      $   (.33)
                                                               ========      ========

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          STATEMENT OF PARTNERS' EQUITY




                                            Limited        General        Total
                                            Partners'     Partners'     Partners'
                                             Equity        Equity        Equity
                                            --------      --------      --------
Balance, January 1, 1998 .............      $179,530      $  2,813      $182,343

Net income for the three months
     ended March 31, 1998 ............        16,916           171        17,087
                                            --------      --------      --------

Balance, March 31, 1998 ..............      $196,446      $  2,984      $199,430
                                            ========      ========      ========

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                            STATEMENTS OF CASH FLOWS




                                                           For the three months ended
                                                                    March 31,
                                                              1998            1997
                                                           ---------      ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) ...............................     $  17,087      $  (6,861)
     Adjustments to reconcile net income (loss) to net
        cash used in operating activities
            Gain on disposition of equipment - net ...       (76,817)          --
            Depreciation .............................          --           59,666
     Changes in assets and liabilities
        Other receivables and prepaid expenses .......        30,645        (12,515)
        Accounts payable and accrued expenses ........         7,113          1,610
        Deferred income ..............................          --          (49,800)
        Due to affiliates ............................          (617)        (2,332)
                                                           ---------      ---------
            Net cash used in operating activities ....       (22,589)       (10,232)
                                                           ---------      ---------

Cash flows from investing activities
     Proceeds from disposition of equipment ..........        82,125           --
                                                           ---------      ---------

Net increase (decrease) in cash and cash equivalents .        59,536        (10,232)

Cash and cash equivalents, beginning of period .......       208,631        201,251
                                                           ---------      ---------

Cash and cash equivalents, end of period .............     $ 268,167      $ 191,019
                                                           =========      =========

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS



1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the American Leasing Investors VIII-B, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leased equipment

         The cost of leased equipment represented the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and was carried at the lower of depreciated cost or net realizable value.

         Depreciation was computed using the straight-line method over the estimated useful lives of such assets (15 years for transportation equipment and 10 years for packaging line equipment).

         When equipment was sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) were removed from the accounts and any gain or loss on such sale or disposal was reflected in operations. Normal maintenance and repairs were charged to operations as incurred. The Partnership provided allowances for equipment impairment based upon a quarterly review of all equipment in its portfolio, when management believed that, based upon market analysis, appraisal reports and leases in place with respect to specific equipment, the investment in such equipment may not have been recoverable.

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

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and the associate general partner. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the general partners. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the general partners. On November 2, 1997, the
         Administrative Services Agreement between Presidio and Wexford Management LLC ("Wexford"), the administrator for Presidio, expired. Pursuant to that agreement Wexford had authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement, dated as of November 3, 1997 (the "ASA") which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including Equipment Management, the Corporate General Partner, the associate general partner and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the three months ended March 31, 1998 and 1997, reimbursable expenses due to NorthStar Presidio (1998) and Wexford (1997) from the Partnership amounted to $3,600 and $3,150, respectively.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $249 for the three months ended March 31, 1997. There were no equipment management fees incurred for the three months ended March 31, 1998.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No partnership management fees were incurred for the three months ended March 31, 1998 and 1997.

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

4         EQUIPMENT SALES

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

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4         EQUIPMENT SALES (continued)

         Packaging line equipment

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

         Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership, Xerox continued to utilize the Packaging Line Equipment subsequent to December 31, 1995. The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox in the Supreme Court of the State of New York, County of New York, seeking compensation and punitive damages relating to Xerox's retention of the Packaging Line Equipment. This action was settled during the course of trial in the first quarter of 1998.

         Xerox, during the course of the litigation, remitted to the Partnership the fair market rental value of approximately $31,000 for the two year period from January 1, 1996 through December 31, 1997, as well as a purchase amount for the equipment of approximately $82,000 which became effective on January 1, 1998.

5         COMMITMENTS AND CONTINGENCIES

         In January 1998, the Partnership received proposed notices of assessment from the City of New York, Department of Finance with respect to Unincorporated Business Tax ("UBT") aggregating approximately $130,000 for the years 1992, 1993 and 1994. The City of New York is alleging that UBT is owed by the Partnership with respect to conducting business in New York City.

         Final assessments have not yet been issued. The Partnership is vigorously contesting the assessment. There can be no assurance that the Partnership will be successful in its contest of the assessment. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources


         As of March 31, 1998, the Partnership had operating reserves of approximately $199,000 which was comprised of undistributed cash from operations and sales of approximately $97,000 as well as the general working capital reserve of approximately $102,000. On April 16, 1997, the Partnership sold one of its two remaining assets, a British Aerospace HS 125-800A aircraft (the "DuPont Aircraft"), and generated net proceeds of approximately $5,282,000 in connection with the sale. The Partnership distributed the net proceeds of the sale, less any amounts required as reserves, of $252 per Unit in May 1997. The Partnership's sole remaining asset was certain packaging line equipment (the "Packaging Line Equipment"), which was leased to Xerox Corporation ("Xerox"). In January 1998, the Packaging Line Equipment was sold for a purchase price of approximately $82,000. The Partnership does not anticipate that it will make any additional distributions until it resolves the issues associated with the tax examination of the UBT.

         Upon the consummation of the resolution of the tax examination relating to the UBT, the managing general partner will then prepare a final accounting of the Partnership's assets and liabilities, commence the dissolution and termination of the Partnership and make a final distribution to partners.

         The Partnership had no outstanding material commitments for capital expenditures as of March 31, 1998.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

         Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1998 and 1997:


         (i) In early July 1994, upon the receipt of the final rental installment during the initial lease term associated with the Packaging Line Equipment, the associated nonrecourse debt was repaid. Xerox, the lessee of the Packaging Line Equipment, exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option at a fair market rental rate equal to approximately 42% of the original rent. Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership,
               Xerox continued to utilize the Packaging Line Equipment subsequent to December 31, 1995 The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox. The action was settled during the course of trial, which is described in Part II, Item 1. The Packaging Line Equipment had a net carrying value of $0 and $ 5,308 at March 31, 1998 and December 31, 1997, respectively.

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

         Results of Operations

         The Partnership recognized a loss of approximately $59,700 for the quarter ended March 1998 as compared to the corresponding period of the prior year, before gain on disposition of equipment of approximately $76,800 in January 1998.

         Revenue decreased for the three months ended March 31, 1998, as compared to the corresponding period of the prior year, primarily due to the expiration of the lease of the DuPont Aircraft on January 21, 1997 and the Packaging Line Equipment on December 31, 1997. This was partially offset by the interest earned on the proceeds generated from the sale of the Packaging Line Equipment and reserves available for short term investment.

         Expenses decreased for the three months ended March 31, 1998, as compared to the corresponding period of the prior year due to: (i) less depreciation in the current period on the DuPont Aircraft sold on April 16, 1997 and the Packaging Line Equipment sold in January 1998, (ii) lower equipment management fees due to reduced rental on which such fee is based, (iii) offset by an increase during the three months ended March 31, 1998 in legal and operating expenses related to the Packaging Line Equipment and the UBT tax examination.

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

Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership, Xerox continued to utilize the Packaging Line Equipment subsequent to December 31, 1995. The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox in the Supreme Court of the State of New York, County of New York, seeking compensation and punitive damages relating to Xerox's retention of the Packaging Line Equipment. This action was settled during the course of trial in the first quarter of 1998.

Xerox, during the course of the litigation, remitted to the Partnership the fair market rental value of approximately $31,000 for the two year period from January 1, 1996 through December 31, 1997, as well as a purchase amount for the equipment of approximately $82,000 which became effective on January 1, 1998.


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


                                         AMERICAN LEASING INVESTORS VIII-B, L.P.
                                    By:  ALI Equipment Management Corp.
                                         Managing General Partner





                                    /s/  Richard Sabella
                                         ---------------
                                         Richard Sabella
                                         President





                                    /s/  Lawrence Schachter
                                         ------------------
                                         Lawrence Schachter
                                         Senior Vice President
                                         and Chief Financial Officer



Date: May 13, 1998