Form 10-Q
period 1998-06-30
AMERICAN LEASING INVESTORS VIII-B L P
filed 1998-08-12
CIK 783270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                    Yes    [ X ]          No [   ]

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                            FORM 10-Q - JUNE 30, 1998





                                      INDEX



PART I - FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1998 and December 31, 1997 ..................

         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1998 and
              1997 and for the six months ended June 30, 1998 and 1997 .........

         STATEMENT OF PARTNERS' EQUITY - For the six months
              ended June 30, 1998...............................................

         STATEMENTS OF CASH FLOWS - For the six months
              ended June 30, 1998 and 1997......................................

         NOTES TO FINANCIAL STATEMENTS .........................................


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ..............................



PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS ...............................................

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................


SIGNATURES        ..............................................................

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                             AMERICAN LEASING INVESTORS VIII-B, L.P.

                                         BALANCE SHEETS


                                                                        June 30,   December 31,
                                                                          1998         1997
                                                                        --------     --------
ASSETS

     Cash and cash equivalents ....................................     $148,161     $208,631
     Other receivables and prepaid expenses .......................          769       31,786
     Leased equipment - net of accumulated depreciation of
        $805,268 at December 31, 1997 .............................         --          5,308
                                                                        --------     --------

                                                                        $148,930     $245,725
                                                                        ========     ========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Accounts payable and accrued expenses ........................     $ 46,859     $ 62,765
     Due to affiliates ............................................         --            617
                                                                        --------     --------

            Total liabilities .....................................       46,859       63,382
                                                                        --------     --------

Commitments and contingencies

Partners' equity
     Limited partners' equity (20,442 units issued and outstanding)      100,061      179,530
     General partners' equity .....................................        2,010        2,813
                                                                        --------     --------

        Total partners' equity ....................................      102,071      182,343
                                                                        --------     --------

                                                                        $148,930     $245,725
                                                                        ========     ========

See notes to financial statements.

                                          AMERICAN LEASING INVESTORS VIII-B, L.P.

                                                 STATEMENTS OF OPERATIONS


                                                      For the three months ended         For the six months ended
                                                                June 30,                          June 30,
                                                      ----------------------------      ----------------------------
                                                         1998              1997             1998             1997
                                                      -----------      -----------      -----------      -----------
Revenues
     Other, principally interest ................     $     2,872      $    23,610      $     6,146      $    26,101
     Rental .....................................            --             12,435             --             98,742
                                                      -----------      -----------      -----------      -----------

                                                            2,872           36,045            6,146          124,843
                                                      -----------      -----------      -----------      -----------

Costs and expenses
     General and administrative .................         100,231           32,717          163,235           59,347
     Operating ..................................            --                100             --             11,795
     Depreciation ...............................            --             18,237             --             77,903
     Fees to affiliates .........................            --                248             --             (2,084)
                                                      -----------      -----------      -----------      -----------

                                                          100,231           51,302          163,235          146,961
                                                      -----------      -----------      -----------      -----------

                                                          (97,359)         (15,257)        (157,089)         (22,118)
Other income
     Gain on disposition of equipment - net .....            --          2,240,193           76,817        2,240,193
                                                      -----------      -----------      -----------      -----------

Net (loss) income ...............................     $   (97,359)     $ 2,224,936      $   (80,272)     $ 2,218,075
                                                      ===========      ===========      ===========      ===========

Net (loss) income attributable to
     Limited partners ...........................     $   (96,385)     $ 2,202,687      $   (79,469)     $ 2,195,895
     General partners ...........................            (974)          22,249             (803)          22,180
                                                      -----------      -----------      -----------      -----------

                                                      $   (97,359)     $ 2,224,936      $   (80,272)     $ 2,218,075
                                                      ===========      ===========      ===========      ===========

Net (loss) income per unit of limited partnership
     interest (20,442 units outstanding) ........     $     (4.72)     $    107.75      $     (3.89)     $    107.42
                                                      ===========      ===========      ===========      ===========

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          STATEMENT OF PARTNERS' EQUITY




                                       Limited         General           Total
                                      Partners'       Partners'        Partners'
                                        Equity          Equity          Equity
                                      ---------       ---------       ---------
Balance, January 1, 1998 .......      $ 179,530       $   2,813       $ 182,343

Net loss for the six months
     ended June 30, 1998 .......        (79,469)           (803)        (80,272)
                                      ---------       ---------       ---------

Balance, June 30, 1998 .........      $ 100,061       $   2,010       $ 102,071
                                      =========       =========       =========

See notes to financial statements.

                        AMERICAN LEASING INVESTORS VIII-B, L.P.

                               STATEMENTS OF CASH FLOWS





                                                             For the six months ended
                                                                    June 30,
                                                           ----------------------------
                                                              1998              1997
                                                           -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income ...............................     $   (80,272)     $ 2,218,075
     Adjustments to reconcile net (loss) income to net
        cash used in operating activities
            Gain on disposition of equipment - net ...         (76,817)      (2,240,193)
            Depreciation .............................            --             77,903
     Changes in assets and liabilities
        Other receivables and prepaid expenses .......          31,017          (25,177)
        Accounts payable and accrued expenses ........         (15,906)           7,809
        Deferred income ..............................            --            (49,800)
        Due to affiliates ............................            (617)          (2,565)
                                                           -----------      -----------

                Net cash used in operating activities         (142,595)         (13,948)
                                                           -----------      -----------

Cash flows from investing activities
     Proceeds from disposition of equipment - net ....          82,125        5,282,000
                                                           -----------      -----------

Cash flows from financing activities
     Distributions to partners .......................            --         (5,203,418)
                                                           -----------      -----------

Net (decrease) increase in cash and cash equivalents .         (60,470)          64,634

Cash and cash equivalents, beginning of period .......         208,631          201,251
                                                           -----------      -----------

Cash and cash equivalents, end of period .............     $   148,161      $   265,885
                                                           ===========      ===========

See notes to financial statements.

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the American Leasing Investors VIII-B, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and the associate general partner. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland Corporation. Effective August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio") pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the six months ended June 30, 1998 reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $7,200.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $(2,084) for the six months ended June 30, 1997. There were no equipment management fees incurred for the six months ended June 30, 1998.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No partnership management fees were incurred for the six months ended June 30, 1998 and 1997.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performed certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone, other than legal fees, were paid by Equipment Management. Fieldstone continued to perform such services until July 31, 1998.

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

5         COMMITMENTS AND CONTINGENCIES

         a.     Tax assessment - City of New York

         In January 1998, the Partnership received proposed notices of assessment from the City of New York, Department of Finance with respect to Unincorporated Business Tax ("UBT") aggregating approximately $130,000 (including interest and penalties) for the years 1992, 1993 and 1994. The City of New York is alleging that UBT is owed by the Partnership with respect to conducting business in New York City.

         Final assessments have not yet been issued. The Partnership is vigorously contesting the assessments, however there can be no assurance that the Partnership will be successful in its contest of the assessments. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

         b.     Tax assessment - Hawaii

         In July 1998, the Partnership received a proposed notice of assessment from the State of Hawaii with respect to general excise tax ("GET") aggregating approximately $143,700 (including interest and penalties) for the year 1995. The state is alleging that GET is owed by the Partnership with respect to rents received from Hawaiian Airlines, Inc. ("Hawaiian") under a lease between the Partnership and the airline.

         The lease with Hawaiian provided for full indemnification of the Partnership for such taxes. In any event, it is the Partnership, as taxpayer, which is ultimately liable for GET, if it is applicable.

                    AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5         COMMITMENTS AND CONTINGENCIES (continued)


         The State of Hawaii has not previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Hawaiian, as well as the Partnership, have separately engaged tax counsel and the airline is cooperating with the Partnership in vigorously contesting the proposed notice of assessment.

         A final notice of assessment has not yet been issued. Although there can be no assurance that the contest of the assessment will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notice of assessment.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


         As of June 30, 1998, the Partnership had operating reserves of approximately $102,000 which was comprised of the general working capital reserve. On April 16, 1997, the Partnership sold one of its two remaining assets, a British Aerospace HS 125-800A aircraft (the "DuPont Aircraft"), and generated net proceeds of approximately $5,282,000 in connection with the sale. The Partnership distributed the net proceeds of the sale, less any amounts required as reserves, of $252 per Unit in May 1997. The Partnership's sole remaining asset was certain packaging line equipment (the "Packaging Line Equipment"), which was leased to Xerox Corporation ("Xerox"). In January 1998, the Packaging Line Equipment was sold for a purchase price of approximately $82,000. The Partnership does not anticipate that it will make any additional distributions until it resolves the issues associated with the tax examinations of the UBT and GET, as discussed in Note 5.

         Upon resolution of the tax examinations relating to the UBT and GET, the managing general partner will then prepare a final accounting of the Partnership's assets and liabilities, commence the dissolution and termination of the Partnership and make a final distribution to partners.

         The Partnership had no outstanding material commitments for capital expenditures as of June 30, 1998.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

         Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1998 and 1997:


         (i) In early July 1994, upon the receipt of the final rental installment during the initial lease term associated with the Packaging Line Equipment, the associated nonrecourse debt was repaid. Xerox, the lessee of the Packaging Line Equipment, exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option at a fair market rental rate equal to approximately 42% of the original rent. Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership,
               Xerox continued to utilize the Packaging Line Equipment subsequent to December 31, 1995. The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox. The action was settled during the course of trial, which is described in Part II, Item 1. The Packaging Line Equipment had a net carrying value of $0 and $ 5,308 at June 30, 1998 and December 31, 1997,
               respectively.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

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

         Results of Operations

         The Partnership recognized losses before gains on disposition of equipment of approximately $97,400 and $157,100 for the three and six month periods ended June 30, 1998 as compared to the losses of approximately $15,300 and $22,100 for the corresponding periods of the prior year.

         For the quarter ended June 30, 1997, the Partnership recognized a gain of approximately $2,240,200 from the disposition of equipment. No gain was recognized in the current year quarter. For the six months ended June 1998, the Partnership incurred a net loss of approximately $80,300 as compared to the net income of approximately $2,218,100 in the corresponding prior year period.

         Revenue decreased for the three and six month periods ended June 30, 1998, as compared to the corresponding periods of the prior year, due to the expiration of the lease of the DuPont Aircraft on January 21, 1997 and the Packaging Line Equipment on December 31, 1997. This was partially offset by the interest earned on the proceeds generated from the sale of the Packaging Line Equipment and reserves available for short term investment.

         Expenses increased for the three and six month periods ended June 30, 1998, as compared to the corresponding periods of the prior year due to: (i) an increase during the quarter and six months ended June 30, 1998 in legal expenses relating to the Packaging Line Equipment and the UBT tax examination, which was offset by; (ii) no depreciation in the current periods, (iii) the absence of equipment management fees.

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


                                         AMERICAN LEASING INVESTORS VIII-B, L.P.
                                    By:  ALI Equipment Management Corp.
                                         Managing General Partner





                                    /s/  Richard Sabella
                                    --------------------
                                         Richard Sabella
                                         President





                                    /s/  Lawrence Schachter
                                    -----------------------
                                         Lawrence Schachter
                                         Senior Vice President and
                                         Chief Financial Officer



Date: August 7, 1998