Form 10-Q
period 1998-09-30
AMERICAN LEASING INVESTORS VIII-B L P
filed 1998-11-13
CIK 783270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                    Yes    [ X ]          No [   ]

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                         FORM 10-Q - SEPTEMBER 30, 1998





                                      INDEX



PART I - FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1998 and December 31, 1997

         STATEMENTS OF  OPERATIONS - For the three months  ended  September  30,
               1998 and 1997 and for the nine months ended September 30, 1998 and 1997

         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30,
               1998

         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1998 and 1997

         NOTES TO FINANCIAL STATEMENTS


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                             AMERICAN LEASING INVESTORS VIII-B, L.P.

                                         BALANCE SHEETS


                                                                    September 30,  December 31,
                                                                          1998         1997
                                                                        --------     --------
ASSETS

     Cash and cash equivalents ....................................     $128,298     $208,631
     Other receivables and prepaid expenses .......................          600       31,786
     Leased equipment - net of accumulated depreciation of
        $805,268 at December 31, 1997 .............................         --          5,308
                                                                        --------     --------

                                                                        $128,898     $245,725
                                                                        ========     ========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Accounts payable and accrued expenses ........................     $ 35,476     $ 62,765
     Due to affiliates ............................................         --            617
                                                                        --------     --------

            Total liabilities .....................................       35,476       63,382
                                                                        --------     --------

Commitments and contingencies

Partners' equity
     Limited partners' equity (20,442 units issued and outstanding)       91,498      179,530
     General partners' equity .....................................        1,924        2,813
                                                                        --------     --------

        Total partners' equity ....................................       93,422      182,343
                                                                        --------     --------

                                                                        $128,898     $245,725
                                                                        ========     ========

                       See notes to financial statements

                                       AMERICAN LEASING INVESTORS VIII-B, L.P.

                                               STATEMENTS OF OPERATIONS

                                                       For the three months ended        For the nine months ended
                                                              September 30,                      September 30,
                                                      ----------------------------      ----------------------------
                                                          1998             1997             1998             1997
                                                      -----------      -----------      -----------      -----------
Revenues
     Other, principally interest ................     $     1,851      $     3,060      $     7,997      $    29,161
     Rental .....................................            --             12,436             --            111,178
                                                      -----------      -----------      -----------      -----------

                                                            1,851           15,496            7,997          140,339
                                                      -----------      -----------      -----------      -----------

Costs and expenses
     General and administrative .................          10,500           19,079          173,735           78,426
     Operating ..................................            --               --               --             11,795
     Depreciation ...............................            --             18,239             --             96,142
     Interest ...................................            --                249             --               --
     Fees to affiliates .........................            --               --               --             (1,835)
                                                      -----------      -----------      -----------      -----------

                                                           10,500           37,567          173,735          184,528
                                                      -----------      -----------      -----------      -----------

                                                           (8,649)         (22,071)        (165,738)         (44,189)

Other income
     Gain on disposition of equipment - net .....            --               --             76,817        2,240,193
                                                      -----------      -----------      -----------      -----------

Net (loss) income ...............................     $    (8,649)     $   (22,071)     $   (88,921)     $ 2,196,004
                                                      ===========      ===========      ===========      ===========

Net (loss) income attributable to
     Limited partners ...........................     $    (8,563)     $   (21,850)     $   (88,032)     $ 2,174,044
     General partners ...........................             (86)            (221)            (889)          21,960
                                                      -----------      -----------      -----------      -----------

                                                      $    (8,649)     $   (22,071)     $   (88,921)     $ 2,196,004
                                                      ===========      ===========      ===========      ===========

Net (loss) income per unit of limited partnership
     interest (20,442 units outstanding) ........     $     (0.42)     $     (1.07)     $     (4.31)     $    106.35
                                                      ===========      ===========      ===========      ===========


                       See notes to financial statements

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          STATEMENT OF PARTNERS' EQUITY




                                          Limited        General         Total
                                         Partners'      Partners'      Partners'
                                          Equity         Equity         Equity

Balance, January 1, 1998 ..........     $ 179,530      $   2,813      $ 182,343

Net loss for the nine months
     ended September 30, 1998 .....       (88,032)          (889)       (88,921)
                                        ---------      ---------      ---------

Balance, September 30, 1998 .......     $  91,498      $   1,924      $  93,422
                                        =========      =========      =========

                       See notes to financial statements

                         AMERICAN LEASING INVESTORS VIII-B, L.P.
                                 STATEMENTS OF CASH FLOWS


                                                              For the nine months ended
                                                                      September 30,
                                                             ----------------------------
                                                                 1998             1997
                                                             -----------      -----------
  INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS

  Cash flows from operating activities
       Net (loss) income ...............................     $   (88,921)     $ 2,196,004
        Adjustments to reconcile net (loss) income to net
          cash (used in) operating activities
              Gain on disposition of equipment - net ...         (76,817)      (2,240,193)
              Depreciation .............................            --             96,142
        Changes in assets and liabilities
          Other receivables and prepaid expenses .......          31,186          (37,395)
          Accounts payable and accrued expenses ........         (27,289)         (19,767)
          Deferred income ..............................            --            (49,800)
          Due to affiliates ............................            (617)          (2,316)
                                                             -----------      -----------
                  Net cash used in operating activities         (162,458)         (57,325)
                                                             -----------      -----------
  Cash flows from investing activities
       Proceeds from disposition of equipment - net ....          82,125        5,282,000
                                                             -----------      -----------
  Cash flows from financing activities
       Distributions to partners .......................            --         (5,203,418)
                                                             -----------      -----------
                  Net cash used in financing activities             --         (5,203,418)
                                                             -----------      -----------
  Net (decrease) increase in cash and cash equivalents .         (80,333)          21,257
  Cash and cash equivalents, beginning of period .......         208,631          201,250
                                                             -----------      -----------
  Cash and cash equivalents, end of period .............     $   128,298      $   222,507
                                                             ===========      ===========

                       See notes to financial statements

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the American Leasing Investors VIII-B, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                    AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and the associate general partner. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Effective as of August 28, 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio") pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the nine months ended September 30, 1998, reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $10,200.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues, if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $(1,835) for the nine months ended September 30, 1997. There were no equipment management fees incurred for the nine months ended September 30, 1998.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No partnership management fees were incurred for the nine months ended September 30, 1998 and 1997.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performed certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Fieldstone continued to perform such services until July 31, 1998.

                    AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

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

                     AMERICAN LEASING INVESTORS VIII-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5        COMMITMENTS AND CONTINGENCIES

         a.     Tax assessment - City of New York

         In January 1998, the Partnership received proposed notices of assessment from the City of New York, Department of Finance with respect to Unincorporated Business Tax ("UBT") aggregating approximately $166,000 (including interest and penalties) for the years 1992, 1993 and 1994. The City of New York is alleging that UBT is owed by the Partnership with respect to conducting business in New York City.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         As of September 30, 1998, the Partnership had operating reserves of approximately $93,422 which was comprised of the general working capital reserve. On April 16, 1997, the Partnership sold one of its two remaining assets, a British Aerospace HS 125-800A aircraft (the "DuPont Aircraft"), and generated net proceeds of approximately $5,282,000 in connection with the sale. The Partnership distributed the net proceeds of the sale, less any amounts required as reserves, of $252 per Unit in May 1997. The Partnership's sole remaining asset was certain packaging line equipment (the "Packaging Line Equipment"), which was leased to Xerox Corporation ("Xerox"). In January 1998, the Packaging Line Equipment was sold for a purchase price of approximately $82,000. The Partnership does not anticipate that it will make any additional distributions until it resolves the issues associated with the tax examinations of the UBT and GET, as discussed in Note 5.

         Upon resolution of the tax examinations relating to the UBT and GET, the managing general partner will then prepare a final accounting of the Partnership's assets and liabilities, commence the dissolution and termination of the Partnership and make a final distribution to partners.

         The Partnership had no outstanding material commitments for capital expenditures as of September 30, 1998.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

         Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1998 and 1997:

         (i) In early July 1994, upon the receipt of the final rental installment during the initial lease term associated with the Packaging Line Equipment, the associated nonrecourse debt was repaid. Xerox, the lessee of the Packaging Line Equipment, exercised its right to renew the lease through December 1995, in accordance with its "Fair Market Rental Value" renewal option at a fair market rental rate equal to approximately 42% of the original rent. Notwithstanding the absence of an agreement on a lease extension, and without the consent of the Partnership,
               Xerox continued to utilize the Packaging Line Equipment subsequent to December 31, 1995. The Partnership and Xerox were unable to reach an agreement and, on April 17, 1997, the Partnership commenced an action against Xerox. The action was settled during the course of trial, which is described in Part II, Item 1. The Packaging Line Equipment had a net carrying value of $0 and $ 5,308 at September 30, 1998 and December 31, 1997, respectively.

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

         Results of Operations


         The Partnership recognized losses before gains on disposition of equipment of approximately $8,600 and $165,700 for the three and nine month periods ended September 30, 1998 as compared to the losses of approximately $22,100 and $44,200 for the corresponding periods of the prior year.

         For the quarter ended September 30, 1998 and 1997, the Partnership did not recognize any gains or losses on the disposition of equipment. For the nine months ended September 30, 1998, the Partnership recognized a gain on the disposition of equipment of approximately $76,800 as compared to the net gain on the disposition of equipment of approximately $2,240,200 in the corresponding prior year period.

         Revenue decreased for the three and nine month periods ended September 30, 1998, as compared to the corresponding periods of the prior year, due to the expiration of the lease of the DuPont Aircraft on January 21, 1997 and the Packaging Line Equipment on December 31, 1997. This was partially offset by the interest earned on the proceeds generated from the sale of the Packaging Line Equipment and reserves available for short term investment.

         Expenses decreased for the three and nine month periods ended September 30, 1998, as compared to the corresponding periods of the prior year due to: (i) no depreciation in the current periods and (ii) the absence of equipment management fees, which was offset by (iii) an increase during the quarter and nine months ended September 30, 1998 in legal expenses relating to the Packaging Line Equipment and the UBT tax examination.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         None

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


                                         AMERICAN LEASING INVESTORS VIII-B, L.P.
                                  By:    ALI Equipment Management Corp.
                                         Managing General Partner





                                         /s/Allan B. Rothschild
                                         ----------------------
                                         Allan B. Rothschild
                                         President





                                         /s/Lawrence Schachter
                                         ---------------------
                                         Lawrence Schachter
                                         Senior Vice President and
                                         Chief Financial Officer






Date: November 12, 1998